Form 10QSB
period 1998-11-30
PLANET ENTERTAINMENT CORP
filed 1999-05-17
CIK 1038284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _________________ to ________________.

Commission File No. 333-64395
                    ---------

                        PLANET ENTERTAINMENT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 Florida                                          33-0471728
---------------------------------------------                 ------------------
(State or other jurisdiction of Incorporation                 (I.R.S. Employer
              or Organization)                               Identification No.)


           222 Highway 35, P.O. Box 4085, Middletown, New Jersey 07748
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 530-8819
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (since November 22, 1998). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1998: 11,976,055
                                 ----------

                        PLANET ENTERTAINMENT CORPORATION


                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at
                           November 30, 1998 and
                           August 31, 1998...................................F-1

                  Consolidated Statements of Operations
                           for the Three Months Ended
                           November 30, 1998 and 1997........................F-3

`                 Consolidated Statements of Cash Flows
                           for the Three Months Ended
                           November 30, 1998 and 1997........................F-4

                  Notes to Consolidated Financial Statements.................F-5

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................  3

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................ 8

SIGNATURES ..................................................................  9


                  PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                     (UNAUDITED)



                                     ASSETS

                                                        AUGUST 31,    NOVEMBER 30,
                                                           1998          1998
                                                      -------------- --------------

CURRENT ASSETS:
     Cash and cash equivalents                        $    3,850,162 $    1,403,949
     Accounts receivable, net                                 17,959      9,360,749
     Accounts receivable, net - related party                192,042        274,530
     Prepaid expenses and other current assets               246,863        390,183
     Inventory                                                    --     11,783,163
     Escrow deposit                                          225,000        125,000
     Current maturities of note receivable                        --          8,666
     Deferred income taxes                                        --         56,000
                                                      -------------- --------------

                  Total Current Assets                     4,532,026     23,402,240
                                                      -------------- --------------


PROPERTY AND EQUIPMENT, at cost, net                         172,410      1,052,430
                                                      -------------- --------------


OTHER ASSETS:
     Record masters                                        6,500,000      6,500,000
     Goodwill, net                                            70,839      3,016,593
     Publishing rights, net                                      880            880
     Organization costs, net                                  42,495         38,750
     Note receivable less current maturities                      --         30,118
     Financing costs, net                                         --          2,941
     Security deposits                                            --          2,766
                                                      -------------- --------------

                  Total Other Assets                       6,614,214      9,592,048
                                                      -------------- --------------

                                                      $   11,318,650 $   34,046,718
                                                      ============== ==============

                  PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                     (UNAUDITED)

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                AUGUST 31,        NOVEMBER 30,
                                                                  1998                1998
                                                             ---------------    ---------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $       187,641    $    15,934,732
     Accrued interest expense, related parties                       275,618            303,504
     Deferred revenue                                                123,524            499,124
     Due to stockholders                                             270,884            230,884
     Note payable, related party                                     150,000            150,000
     Current portion, of long-term debt, related parties             250,000          1,000,000
     Accrued officer's salary                                        141,467            235,217
     Due to customer                                                      --            382,643
     Capital lease obligations, current portions                          --            151,431
     Notes payable, current portion                                       --             28,609
     Note payable -  former stockholder of NEOS                           --            374,000
                                                             ---------------    ---------------

                  Total Current Liabilities                        1,399,134         19,290,144
                                                             ---------------    ---------------


LONG-TERM LIABILITIES:
     Due to employee                                                      --             75,000
     Capital lease obligations, non-current portion                       --             17,733
     Note payable - line of credit                                        --          4,124,499
     Notes payable - non-current portion                                  --             50,391
     Long-term debt, less current portion, related parties           750,000            500,000
     Deferred income taxes                                                --             30,600
                                                             ---------------    ---------------

                  Total long-term liabilities                        750,000          4,798,223
                                                             ---------------    ---------------

                  Total Liabilities                                2,149,134         24,088,367
                                                             ---------------    ---------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Convertible preferred stock, 10,000,000 shares
       authorized, $.0001 par value, 500 and 500
       shares issued and outstanding                               5,000,000          5,000,000
     Common stock, $.001 par value; 50,000,000
       shares authorized; 11,976,055 and
       11,976,055 shares issued and outstanding                       11,976             11,976
     Additional paid-in capital                                    9,286,053          9,605,805
     Accumulated deficit                                          (5,128,513)        (4,659,430)
                                                             ---------------    ---------------

                  Total Stockholders' Equity                       9,169,516          9,958,351
                                                             ---------------    ---------------

                                                             $    11,318,650    $    34,046,718
                                                             ===============    ===============

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                                  FOR THE THREE   FOR THE THREE
                                                  MONTHS ENDED    MONTHS ENDED
                                                  NOVEMBER 30,    NOVEMBER 30,
                                                      1997            1998
                                                  ------------    ------------

REVENUES:
   Royalty                                        $         --    $        753
   Sales                                                29,803      14,978,644
   Studio                                              193,031           2,959
                                                  ------------    ------------

         Total Revenues                                222,834      14,982,356
                                                  ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                                            --      12,188,019
   Selling, general and administrative                 229,694       2,137,554
   Depreciation and amortization                         9,928          84,160
   Interest expense                                         --          92,729
   Interest expense, related party                      33,774          35,625
   Bad debt expense                                         --              --
                                                  ------------    ------------

         Total Costs and Expenses                      273,396      14,538,087
                                                  ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (50,562)        444,269
                                                  ------------    ------------

OTHER INCOME:
   Interest and dividend income                             --          24,814
                                                  ------------    ------------

         Total Other Income                                 --          24,814
                                                  ------------    ------------

NET INCOME (LOSS) BEFORE (PROVISION) BENEFIT
   BENEFIT FOR INCOME TAXES                            (50,562)        469,083

(PROVISION) BENEFIT FOR INCOME TAXES                        --              --
                                                  ------------    ------------

NET INCOME (LOSS)                                 $    (50,562)   $    469,083
                                                  ============    ============

NET INCOME (LOSS)                                 $    (50,562)   $    469,083

LESS PREFERRED STOCK DIVIDEND                               --         (87,500)

LESS PREFERRED STOCK DIVIDEND RETURN OF CAPITAL             --              --
                                                  ------------    ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                      $    (50,562)   $    381,583
                                                  ============    ============

NET INCOME (LOSS) PER COMMON SHARE BASIC          $          *    $        .03
                                                  ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  10,068,956      11,976,055
                                                  ============    ============

NET INCOME PER COMMON SHARE DILUTED                               $        .03
                                                                  ============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                  13,895,319
                                                                  ============



*LESS THEN $(.01) PER SHARE


                     PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                        (UNAUDITED)


                                                            FOR THE THREE    FOR THE THREE
                                                             MONTHS ENDED     MONTHS ENDED
                                                             NOVEMBER 30,     NOVEMBER 30,
                                                                1997              1998
                                                           --------------    --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                       $      (50,562)   $      469,083
   Adjustments to reconcile net loss to net cash used by
operations:
     Bad debt expense                                                  --                --
     Depreciation and amortization                                  9,928            82,395
     Stock issued for services                                     54,000                --
     Changes in:
       Due to customer                                                 --           (92,924)
       Accounts receivable                                        (21,635)       (3,791,828)
       Accounts receivable, related party                        (204,362)           13,355
       Prepaid expenses and other current assets                   21,615          (109,857)
       Inventory                                                       --        (4,934,596)
       Accounts payable and accrued expenses                       47,440         7,805,857
       Accrued interest expense, related party                     25,074            27,886
       Deferred revenue                                                --           136,224
       Accrued officers' salary                                    20,312            93,750
                                                           --------------    --------------

       Cash Flows From (To) Operating Activities                  (98,190)         (300,655)
                                                           --------------    --------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of NEOS                                                  --        (2,150,000)
     Cash acquired in the purchase of NEOS                             --           522,584
     Purchase of equipment                                        (10,094)         (153,624)
     Escrow deposit                                                    --                --
     Repayments on note receivable                                     --             2,440
     Deposit on leased equipment                                       --             5,405
                                                           --------------    --------------

       Cash Flows From (To) Investing Activities                  (10,094)       (1,773,195)
                                                           --------------    --------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Repayment of advances from stockholders                           --           (40,000)
     Advances from stockholders                                   111,644                --
     Proceeds from note payable                                        --            50,000
     Proceeds from note payable, related party                         --                --
     Proceeds from issuance of common stock                            --            17,627
     Proceeds from issuance of preferred stock                         --                --
     Repayment of note payable - line of credit                        --           (45,897)
     Repayment of note payable                                         --            (7,551)
     Preferred stock issuance costs                                    --           (31,625)
     Repayment of long-term debt, related party                        --          (250,000)
     Repayment of capitalized lease obligations                        --           (64,917)
                                                           --------------    --------------

       Cash Flows From (To) Financing Activities                  111,644          (372,363)
                                                           --------------    --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             3,360        (2,446,213)

CASH AND CASH EQUIVALENTS, beginning of period                      6,217         3,850,162
                                                           --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                   $        9,577    $    1,403,949
                                                           ==============    ==============

CASH PAID FOR INTEREST EXPENSE                             $           --    $      125,471
                                                           ==============    ==============

CASH PAID FOR INCOME TAXES                                 $           --    $      134,029
                                                           ==============    ==============

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated, unaudited financial statements which include the accounts of Planet Entertainment Corporation and its wholly-owned subsidiaries; Higher Ground Records, Maestro Holding corporation, Al Alberto On Stage, Ltd. and Northeast One Stop, Inc. ("NEOS") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended November 30, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operates in five business segments: music record masters production, music studio operations, record label production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment:

                             NET              OPERATING                            IDENTIFIABLE       CAPITAL
                           REVENUES           EARNINGS          DEPRECIATION          ASSETS        EXPENDITURES
                        --------------      --------------      -------------     --------------    -------------
November 30, 1997:
Music record master
production              $           --      $      (56,466)     $          --     $    6,652,908    $          --
Music studio production        193,031             (15,468)             4,053            477,173           10,094
Record label production         29,803              21,372                 --             21,635               --
                        --------------      --------------      -------------     --------------    -------------

                        $      222,834      $      (50,562)     $       4,053     $    7,151,716    $      10,094
                        ==============      ==============      =============     ==============    =============
November 30, 1998:
Rack distribution sales $    8,094,628      $      533,178      $      28,473     $   13,848,459    $      52,792
One-Stop distribution
sales                        6,871,488             430,253             24,255         11,796,836          100,832
Music record master
production                         753            (490,891)                --          6,817,044               --
Music studio production          2,959             (22,650)             5,252            421,131               --
Record label production         12,528              (5,621)                --             78,747               --
                        --------------      --------------      -------------     --------------    -------------

                        $   14,982,356      $      444,269      $      57,980     $   32,962,217    $     153,624
                        ==============      ==============      =============     ==============    =============

Corporate assets include $1,084,501 of cash and cash equivalents at November 30, 1998.

NOTE 3 - LOSS OF MAJOR CUSTOMER

The Company recently lost a major customer which accounted for approximately 40% of the net sales of its NEOS subsidiary, during its fiscal year ended August 31, 1998. The customer informed the Company in January 1999 that it would no longer purchase any of the Company's products. Sales to the customer were from the Company's rack-job division, and totaled $6,584,000 (81% of net sales of such division and approximately 44% of net sales to the Company) for the three months ended November 30, 1998. The Company anticipates that its accounts receivable from the customer is collectible and that returns from sales to this customer will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Planet Entertainment Corporation (the "Company") was initially incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In June 1996, the Company acquired from John S. Arnone, Wallace N. Giakas and Joseph Venneri, three controlling shareholders, directors and officers of the Company, for shares of common stock, par value $.001 per share (the "Common Stock"), of the Company, all of the issued and outstanding common stock of Maestro Holding Corporation ("Maestro"). Maestro owned exclusive rights to approximately 5,000 master recordings, and subsequently acquired non-exclusive rights to an additional 10,000 master records, which rights are now owned by the Company.

         Effective as of September 1, 1998, the Company acquired (the "NEOS Acquisition") all of the issued and outstanding common stock of Northeast One Stop, Inc. ("NEOS"), from the stockholder of NEOS for approximately $3,000,000, of which $750,000 was in the form of a promissory note (of which $375,000 has been paid and the remaining $375,000 is payable by August 31, 1999), and stock options to purchase 250,000 shares of the Common Stock. As a result, the results of operations of the Company commencing as of September 1, 1998, reflect in large part the operations of NEOS. Furthermore, following the NEOS Acquisition the Company changed its fiscal year end to August 31. For the year ended August 29, 1998, NEOS had net sales of $34,793,341 and for the three months ended November 30, 1998, NEOS had net sales of $14,966,116 which constitutes approximately 99% (on a pro forma basis) and 99% (on a actual basis), respectively, of the Company's total net sales for such periods.

         Prior to the Company's NEOS Acquisition, the Company had limited revenues and income. In addition, all financial data of the Company prior to September 1, 1998 is to a large extent non-material, other than certain losses resulting from general and administrative expenses incurred in connection with entering into the various production and distribution agreements, as well as professional fees incurred related to the registration of the Common Stock. Accordingly, to assist the reader in a clearer understanding of the MD&A section of this Report, the Company will compare its results for the three month period ended November 30, 1998 which reflect the Company's unaudited consolidated results of operations for such periods, to the Company's unaudited pro forma results of operations for the comparable periods in the Company's fiscal year 1998 which ended August 29, 1998 ("Fiscal 1998"), which assume the NEOS Acquisition occurred effective as of September 1, 1997.

GENERAL

         The Company is currently involved in various areas of the recorded music industry. The Company's principal business, primary through NEOS, is the wholesale distribution of pre-recorded music in the form of compact diskettes ("CD's"), cassette tapes, and other entertainment related products such as video tapes, Digital Video Diskettes ("DVD's"), and to a much lesser extent music or entertainment related apparel, such as T-shirts. The Company's business activities also include the acquisition, licensing, production, marketing and distribution of high quality recorded music. Through NEOS, the Company distributes approximately 130,000 front end titles of pre-recorded music to independent record stores, college bookstores and mass merchants. Generally, front end titles are popular, current, pre-recorded music titles. In addition, through its recording studio, the Company produces such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rap, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, rhythm & blues, and various ethnic folk music recordings.

         The Company owns certain exclusive and non-exclusive rights associated with approximately 15,000 music master recordings from existing music catalogues of recorded music. A "master recording" is the original, final, then-recorded version of a song recorded in the studio. Of such 15,000 master recordings that the Company has the right to exploit, approximately 33% (5,000) the Company has exclusive rights to, and the remaining approximately 67% (10,000) the Company has non-exclusive rights to. These amounts are estimates based upon one officer and director of the Company having indicated that he recorded such masters, and representations contained in the contracts for such masters. The Company's strategy has been to produce compilation CDs containing enhanced or re-digitized master recordings from its existing library, to market them directly through NEOS or other distributors, to contribute these compilation CDs to joint ventures in which the Company is a party, and to license these compilation CDs to third parties for marketing and sale by unaffiliated distributors. To date, however, prior to the Company's acquisition of NEOS, substantially all the Company's revenues had been derived from studio rental sales and licensing royalties and not from the licensing and sale of the Company's compilation CDs.

         In 1995, NEOS commenced its "rack jobbing" operations (the "Rack Business"). In "rack jobbing," the vendor assumes full responsibility for the customer's display, stocking the display at the customer's location and making the day-to-day decisions as to which inventory to deliver, return and present in the displays. A rack jobber owns the display material or fixtures and is responsible for the proper presentation of goods within the display. Prior to 1995, NEOS was principally a wholesaler of pre-recorded music and entertainment products through its one stop division (the "One Stop Business"). The One Stop Business primarily operates as a centralized order fulfillment center for the small to medium sized retail stores, typically record stores, that obtain a variety of recorded music and video. This aspect of the business supplies merchandise based on the orders placed by its customers. The customers in this segment of the business are responsible for the selection of titles and the decisions regarding the return of merchandise.

         NEOS recognizes sales for its One Stop Business and Rack Business at the time of shipment of products to its customers. All of the NEOS products are sold with a limited right of return by the customer. Generally, in the music distribution industry, wholesalers, such as NEOS, have a limited right of return to the manufacturers. Accordingly, NEOS does not accrue returns and allowances. NEOS, however, reduces net sales by calculating actual returns. NEOS' business, similar to other businesses in the music distribution industry, is a highly seasonal business where a high proportion of sales occur in the Christmas season but a high amount of returns occur in the months of January through March.

RECENT DEVELOPMENTS

         The Company recently lost a major customer which accounted for approximately 40% of the net sales of NEOS during its fiscal year ended August 29, 1998. This customer, Meijer, Inc. ("Meijer"), is a department store chain with approximately 118 store locations, of which NEOS serviced 46 locations. Meijer informed the Company in January 1999 that it would no longer purchase any of the Company's products. The Company was not given a reason for Meijer's decision. Sales to Meijer were from the Company's rack-job division totaled $6,584,000, constituting approximately 81% of the net sales of such division and approximately 44% of the net sales of the Company for the three months ended November 30, 1998. The Company anticipates that its accounts receivable from Meijer is collectible and that returns from sales to this customer will not be material. Although the Company believes the loss of Meijer may have a material adverse effect on the Company's future results of operations, the Company believes that increased sales from its one-stop division may partially offset the loss of Meijer as a customer. Additionally, the Company is aggressively seeking to increase its sales by soliciting prospective new one-stop and rack business customers, seeking to generate increased sales from existing customers (including increases in the number of locations serviced), and promoting its Internet customer service capabilities to third party companies. No assurances can be given, however, that the Company will be able to replace or offset sales losses from Meijer. The inability of the Company to replace or offset such lost sales will have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998

         NET SALES. For the three months ended November 30, 1998 net sales were approximately $14,982,000 as compared to pro forma net sales of approximately $8,732,000 for the comparable period in 1997, which represented an increase in net sales of $6,250,000 or 72%. Net sales from the One Stop Business for the three months ended November 30, 1998 versus the comparable period in the prior year, respectively, were $6,871,488 as compared to $4,169,531, an increase of 65%. This increase was due to an expanded customer base as well as general improvement in music industry revenues. Net sales from the Rack Business for the three months ended November 30, 1998 were $8,094,628 as compared to $4,339,887 in the comparable period of the prior year, an increase of 86%. This increase was primarily due to the additional block of Meijer store locations
(approximately 20) added to the Company's service area in the first quarter of fiscal 1999. For the three months ended November 30, 1998, Meijer accounted for net sales of $6,584,000 or 44% of net sales for the Company. As discussed elsewhere in this Report, however, Meijer informed the Company in January 1999 that it would stop ordering products from the Company. The inability of the Company to replace or offset such lost sales would have a material adverse effect on the Company's future results of operations.

         COST OF SALES. For the three months ended November 30, 1998, cost of sales was $12,188,019 or 81% of net sales as compared to pro forma costs of sales for the comparable quarter in 1997 of $6,998,748 or 80% of net sales. The 1% increase in cost of sales as a percentage of net sales primarily resulted from a shift in the business focus of the Company's studio/production facilities away from generating rental revenue by being open to the public. The Company started using such resources to ramp up the production of the catalog masters for distribution through NEOS and other channels.

         OPERATING EXPENSES. For the three months ended November 30, 1998, selling, general and administrative expenses (SG&A) were $2,137,554 or 14% of net sales compared to pro forma SG&A of $1,104,192 or 13% of net sales in the comparable period in 1997. Such increase in SG&A resulted from the higher level of NEOS' payroll ($610,681) for the three months ended November 30, 1998, resulting from additional Rack Business locations being serviced, and the increased professional and consulting fees ($210,565) primarily related to the NEOS Acquisition and incurred in connection with the registration of the Common Stock underlying the Company's 7% Series A Convertible Preferred Stock, stated value $10,000 per share (the "Preferred Stock"), of which 500 shares were sold to one investor in May 1998.

         INTEREST EXPENSE. For the three months ended November 30, 1998, interest expense was $128,354, or 0.9% of net sales versus pro forma interest expenses of $120,725 or 1.4% of net sales in the comparable period of 1997. Although total interest expense did not rise significantly, an increase in NEOS' interest expense ($13,400) caused by additional borrowing on its line of credit was partially offset by less interest ($8,000) due on payments made on outstanding notes to related parties. There is no tax provision for either period due to the Company's net operating loss carry-forward.

         NET INCOME. For the three months ended November 30, 1998, net income was $469,083 or 3.1% of net sales, as compared to net income of $412,961 or 4.7% of net sales for the pro forma results for the three months ended November 30, 1997. Excluding the one-time costs related to the NEOS Acquisition and incurred in connection with the Common Stock underlying the Preferred Stock, net income as a percentage of net sales for the period ended November 30, 1998 would have been approximately the same as the pro forma results in the comparable quarter for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for payments for NEOS' products and operating expenses, as well as various notes, including to related parties. Prior to the NEOS Acquisition, the Company's primary source of cash was loans from its principal shareholders, Messrs. Arnone and Giakas, and other related parties, as well as the sale of the Preferred Stock. NEOS' sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of November 30, 1998 were $1,403,949 as compared to the pre-NEOS August 31, 1998 cash balance of $3,850,162, or a reduction of $2,446,213. This reduction was primarily the result of the costs and purchase price of the NEOS Acquisition ($1,627,416), and seasonal increases in accounts receivable ($3,778,473) and inventory ($4,934,596). These increases were partially offset by the seasonal increase of approximately $7,806,000 in the Company's accounts payable.

         Net cash flow to operating activities for the quarter ended November 30, 1998 was $300,655. The first fiscal quarter of the year (September through November) is traditionally the time when inventory levels and accounts receivable balances build for the holiday season. For the three months ended November 30, 1998 the combined cash flow needed to fund inventory and accounts receivable was $8,713,069. This outflow was only partially offset by the seasonal increase in accounts payable ($7,805,857) as well as other non-cash items (i.e. depreciation, accrued expenses).

         As of November 30, 1998, outstanding accounts receivables totaled $9,635,297. This amount is net of an allowance for returns of $182,488. By comparison, the pro forma consolidated accounts receivable balance as of August 31, 1998 was $5,856,805, net of an identical allowance of $182,488. The November 1998 increase of accounts receivable was seasonal due to heavy holiday sales volume. However, in January 1999, a major customer, Meijer, informed the Company that it would stop purchasing from the Company. (SEE "RECENT DEVELOPMENTS.") The Company's outstanding accounts receivable as of February 28, 1999 totaled $5,772,285, which amount is net of an allowance for returns of $182,488. The accounts receivable balance as of February 28, 1999 includes $1,613,072 due from Meijer. The Company believes that, based upon payment activity and nominal returns since March 1999, the portion of the receivable balance representing sales to Meijer is collectible and, furthermore, that the amount of returns from sales to this customer will not be material.

         At November 30, 1998 inventory was $11,783,163 versus a pro forma balance as of August 31, 1998 of $6,848,567. This increase is normal due to the holiday inventory build-up. NEOS accounts for its inventory on a first-in-first-out basis.

         At November 30, 1998 the Company's accounts payable balance was $15,934,732. By comparison, the pro forma accounts payable balance as of August 31, 1998 was $8,509,717. The Company believes this increase is normal, is due to increased sales activity during the 1998 holiday season, and also tracks an increase in accounts receivable resulting from the same sales increase for the holiday season.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $6,000,000. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of November 30, 1998 were $4,696,239 and $1,693,107, respectively. As of November 30, 1998, NEOS had an aggregate of $4,124,499 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.5% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow to investing activities for the three months ended November 30, 1998 was approximately $1,773,195. The primary cash outflow for the Company in the quarter ended November 30, 1998 was the cash needed for the NEOS Acquisition. Although the cash outlay for the purchase was $2,250,000 with the balance in stock options and notes payable, the amount of cash on hand at NEOS as of the purchase date approximated $523,000, and $100,000 had already been paid out to escrow in a prior fiscal quarter. This resulted in a net cash expenditure in the current quarter of approximately $1,627,000. In addition, fixed assets (including a new telephone system at NEOS) totaling $153,625 were acquired during the period.

         Net cash flow to financing activities for the three months ended November 30, 1998 was $372,363. This cash was used to finance a principal payment of $250,000 on the Gulf Coast Note (the remaining principal and interest balance on this note as of November 30, 1998 was $1,006,281 to be paid in three equal annual payments of $380,000), the payment of various other obligations including capital leases, repayments of advances from related parties and a net paydown on the CFC Credit Agreement totaling approximately $45,897.

         As of November 30, 1998, the Company had outstanding an aggregate of $2,637,388 in notes (including accrued interest of $303,504 ), and accrued salaries. Such amounts consist of an aggregate of $750,000 in the form of two notes to the former owner of NEOS for $375,000, of which one was since paid in full in March 1999 and the other note becomes due in August 1999, $1,006,281 on the Gulf Coast Note, a $374,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition (of which $30,000 was repaid in December 1998), a $230,884 principal amount 9% demand note due to privately held corporations owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company, a $150,000 principal amount 10% demand note due to one private lender, a $15,000 principal amount 9% demand note due to Whelan, Inc., also a privately held corporation owned by Messrs. Arnone and Giakas, accrued officers' salaries of $235,217 and $79,000 in notes due to finance various assets purchased by the Company.

         NEOS has several capital leases in the aggregate amount $169,164 that are secured by the related equipment and fixtures.

         The Company believes that its current cash, cash from operations and loans under the CFC Credit Agreement will be sufficient to fund the Company's working capital requirements for the foreseeable future. No assurances can be given, however, that due to any number of events and/or circumstances including, but not limited to, a downturn in the pre-recorded music industry or in the economy in general, the Company will not need additional working capital. Furthermore, no assurances can be given that the Company will be able to obtain such additional working capital when and if needed or on terms acceptable to the Company.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.      Computation of Earnings (Loss) Per Share

         27.      Financial Data Schedule

                                   SIGNATURES



         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PLANET ENTERTAINMENT CORPORATION
                                      (Registrant)


                                      /s/ John Arnone
                                      ------------------------------------------
                                          John Arnone
                                          President and Chief Executive Officer


Date: As of January 11, 1999