Form 10QSB
period 1999-02-28
PLANET ENTERTAINMENT CORP
filed 1999-05-18
CIK 1038284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 1999

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1999: 11,976,055
                                 ----------

                        PLANET ENTERTAINMENT CORPORATION


                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at
                           February 28, 1999 and
                           August 31, 1998...................................F-1

                  Consolidated Statements of Operations
                           for the Three and Six Months Ended
                           February 28, 1999 and 1998........................F-3

                  Consolidated Statements of Cash Flows
                           for the Six Months Ended
                           February 28, 1999 and 1998........................F-4

                  Notes to Consolidated Financial Statements.................F-5

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................  3

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...........................  9

SIGNATURES .................................................................. 10

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

                                                   AUGUST 31,       FEBRUARY 28,
                                                      1998             1999
                                                 --------------   --------------

CURRENT ASSETS:
     Cash and cash equivalents                   $    3,850,162   $    1,162,920
     Accounts receivable, net                            17,959        5,517,598
     Accounts receivable, net - related party           192,042          254,687
     Prepaid expenses and other current assets          246,863          421,502
     Inventory                                               --        7,703,619
     Escrow deposit                                     225,000          125,000
     Current maturities of note receivable                   --            6,931
     Deferred income taxes                                   --           56,000
                                                 --------------   --------------

                  Total Current Assets                4,532,026       15,248,257
                                                 --------------   --------------


PROPERTY AND EQUIPMENT, at cost, net                    172,410        1,097,526
                                                 --------------   --------------


OTHER ASSETS:
     Record masters                                   6,500,000        6,500,000
     Goodwill, net                                       70,839        2,995,928
     Publishing rights, net                                 880              880
     Organization costs, net                             42,495           35,000
     Note receivable less current maturities                 --           29,365
     Financing costs, net                                    --            1,176
     Security deposits                                       --            2,766
                                                 --------------   --------------

                  Total Other Assets                  6,614,214        9,565,115
                                                 --------------   --------------

                                                 $   11,318,650   $   25,910,898
                                                 ==============   ==============

                       PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
                                          (UNAUDITED)

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

                                                               AUGUST 31,       FEBRUARY 28,
                                                                  1998              1999
                                                             --------------    --------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $      187,641    $    6,163,560
     Accrued interest expense, related parties                      275,618           323,568
     Deferred revenue                                               123,524           449,165
     Due to stockholders                                            270,884           230,884
     Note payable, related party                                    150,000           150,000
     Current portion, of long-term debt, related parties            250,000         1,000,000
     Accrued officer's salary                                       141,467           339,383
     Due to customer                                                     --           563,762
     Capital lease obligations, current portions                         --           132,704
     Notes payable, current portion                                      --            36,227
     Note payable -  former stockholder of NEOS                          --           344,000
                                                             --------------    --------------

                  Total Current Liabilities                       1,399,134         9,733,253
                                                             --------------    --------------


LONG-TERM LIABILITIES:
     Capital lease obligations, non-current portion                      --            29,517
     Note payable - line of credit                                       --         5,857,054
     Notes payable - non-current portion                                 --            65,613
     Long-term debt, less current portion, related parties          750,000           500,000
     Deferred income taxes                                               --            30,600
                                                             --------------    --------------

                  Total long-term liabilities                       750,000         6,482,784
                                                             --------------    --------------

                  Total Liabilities                               2,149,134        16,216,037
                                                             --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, 10,000,000 shares
          authorized, $.0001 par value, 500 and 500
          shares issued and outstanding                           5,000,000         5,000,000
     Common stock, $.001 par value; 50,000,000
          shares authorized; 11,976,055 and 11,976,055
          shares issued and outstanding                              11,976            11,976
     Additional paid-in capital                                   9,286,053         9,605,805
     Accumulated deficit                                         (5,128,513)       (4,922,920)
                                                             --------------    --------------

                  Total Stockholders' Equity                      9,169,516         9,694,861
                                                             --------------    --------------

                                                             $   11,318,650    $   25,910,898
                                                             ==============    ==============


                                      PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            -------------------------------------
                                                         (UNAUDITED)


                                                  FOR THE THREE       FOR THE THREE        FOR THE SIX         FOR THE SIX
                                                  MONTHS ENDED        MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                                  FEBRUARY 28,        FEBRUARY 28,         FEBRUARY 28,        FEBRUARY 28,
                                                      1998                1999                1998                1999
                                               -----------------    ----------------     ---------------     ---------------
REVENUES:
   Royalty                                     $           4,738    $          1,700     $         4,738     $         2,452
   Sales                                                  36,316          11,396,059              66,119          26,374,704
   Studio                                                 18,046               7,745             211,077              10,704
                                               -----------------    ----------------     ---------------     ---------------

         Total Revenues                                   59,100          11,405,504             281,934          26,387,860
                                               -----------------    ----------------     ---------------     ---------------

COSTS AND EXPENSES:
   Cost of sales                                          42,160           9,587,327              42,160          21,775,346
   Selling, general and administrative                   176,465           1,854,151             406,159           3,991,705
   Depreciation and amortization                          14,309             116,085              24,237             200,245
   Interest expense                                           --             101,462                  --             194,191
   Interest expense, related party                        47,331              20,435              81,105              56,060
   Bad debt expense                                           --                 217                  --                 217
                                               -----------------    ----------------     ---------------     ---------------

         Total Costs and Expenses                        280,265          11,679,677             553,661          26,217,764
                                               -----------------    ----------------     ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                           (221,165)           (274,173)           (271,727)            170,096


OTHER INCOME:
   Interest and dividend income                               --              10,683                  --              35,497
                                               -----------------    ----------------     ---------------     ---------------

NET INCOME (LOSS) BEFORE (PROVISION)
   BENEFIT FOR INCOME TAXES                             (221,165)           (263,490)           (271,727)            205,593


(PROVISION) BENEFIT FOR INCOME TAXES                          --                  --                  --                  --
                                               -----------------    ----------------     ---------------     ---------------

NET INCOME (LOSS)                              $        (221,165)   $       (263,490)    $      (271,727)    $       205,593
                                               =================    ================     ===============     ===============


NET INCOME (LOSS)                              $        (221,165)   $       (263,490)    $      (271,727)            205,593

LESS PREFERRED STOCK DIVIDEND                                 --             (87,500)                 --            (175,000)

LESS PREFERRED STOCK DIVIDEND RETURN
OF CAPITAL                                                    --                  --                  --                  --
                                               -----------------    ----------------     ---------------      --------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                   $        (221,165)    $      (350,990)    $      (271,727)     $       30,593
                                               =================     ===============     ===============      ==============

NET INCOME (LOSS) PER COMMON SHARE BASIC       $            (.02)    $          (.03)    $          (.02)     $            *
                                               =================     ===============     ===============      ==============
BASIC WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    11,421,966          11,976,055          10,995,630          11,976,055
                                               =================     ===============     ===============      ==============

NET INCOME PER COMMON SHARE DILUTED                                                                           $            *
                                                                                                              ==============

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                                                13,910,952
                                                                                                              ==============
*LESS THEN $(.01) PER SHARE


                  PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                     (UNAUDITED)



                                                     FOR THE SIX        FOR THE SIX
                                                     MONTHS ENDED       MONTHS ENDED
                                                     FEBRUARY 28,       FEBRUARY 28,
                                                        1998                1999
                                                   ---------------    ---------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                               $      (271,727)   $       205,593
   Adjustments to reconcile net loss to net cash
   used by operations:
     Bad debt expense                                           --                217
     Depreciation and amortization                          24,237            196,716
     Stock issued for services                             501,315                 --
     Changes in:
       Due to customer                                          --             88,195
       Accounts receivable                                 (33,294)            51,105
       Accounts receivable, related party                 (180,615)            33,198
       Prepaid expenses and other current assets          (156,074)          (139,411)
       Inventory                                            (4,895)          (855,052)
       Accounts payable and accrued expenses               (21,216)        (1,965,314)
       Accrued interest expense, related party              69,354             47,950
       Deferred revenue                                     (4,397)            86,265
       Accrued officers' salary                             27,083            197,916
                                                   ---------------    ---------------

       Cash Flows From (To) Operating Activities           (50,229)        (2,052,622)
                                                   ---------------    ---------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of NEOS                                           --         (2,150,000)
     Cash acquired in the purchase of NEOS                      --            522,584
     Purchase of equipment                                 (10,094)          (288,626)
     Escrow deposit                                             --                 --
     Repayments on note receivable                              --              4,928
     Deposit on leased equipment                                --              5,405
                                                   ---------------    ---------------

       Cash Flows From (To) Investing Activities           (10,094)        (1,905,709)
                                                   ---------------    ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Repayment of advances from employees                       --            (75,000)
     Repayment of advances from stockholders                    --            (70,000)
     Advances from stockholders                            126,649                 --
     Proceeds from note payable                             50,000             82,030
     Proceeds from note payable, related party             150,000                 --
     Proceeds from issuance of common stock                     --             17,627
     Proceeds from issuance of preferred stock                  --                 --
     Repayment of note payable - line of credit                 --          1,686,658
     Repayment of note payable                                  --             (8,941)
     Preferred stock issuance costs                             --            (31,625)
     Repayment of long-term debt, related party           (250,000)          (250,000)
     Repayment of capitalized lease obligations                 --            (79,660)
                                                   ---------------    ---------------

       Cash Flows From (To) Financing Activities            76,649          1,271,089
                                                   ---------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     16,326         (2,687,242)

CASH AND CASH EQUIVALENTS, beginning of period               6,216          3,850,162
                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS,
   end of period                                   $        22,542    $     1,162,920
                                                   ===============    ===============

CASH PAID FOR INTEREST EXPENSE                     $            --    $       194,015
                                                   ===============    ===============

CASH PAID FOR INCOME TAXES                         $            --    $       259,609
                                                   ===============    ===============

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and six months ended February 28, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operates in five business segments: music record masters production, music studio operations, record label production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment:

                             NET              OPERATING                            IDENTIFIABLE        CAPITAL
                           REVENUES            EARNINGS        DEPRECIATION           ASSETS         EXPENDITURES
                        --------------     ---------------    ---------------    ---------------    --------------
Three months ended
 February 28, 1998:
Music record master
 production             $        4,738     $      (198,865)   $         3,750    $     7,020,427    $           --
Music studio operations         18,046             (13,116)             4,684            262,252                --
Record label productions        36,316              (9,184)                --             38,189                --
                        --------------     ---------------    ---------------    ---------------    --------------

                        $       59,100     $      (221,165)   $         8,434    $     7,320,868    $           --
                        ==============     ===============    ===============    ===============    ==============
Three months ended
 February 28, 1999:
Rack distribution sales $    4,270,310     $      (351,029)   $        45,713    $     9,636,320    $       72,901
One-Stop distribution
 sales                       7,122,070             503,440             38,941          8,208,717            62,101
Music record master
 production                      1,699            (379,622)                --          7,817,443                --
Music studio production          7,745             (30,335)             5,252            226,228                --
Record label production          3,680             (16,627)                --             22,190                --
                        --------------     ---------------    ---------------    ---------------    --------------
                        $   11,405,504     $      (274,173)   $        89,906    $    25,910,898    $      135,002
                        ==============     ===============    ===============    ===============    ==============



                                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ------------------------------------------
                                                   (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION (CONTINUED)

                             NET              OPERATING                            IDENTIFIABLE       CAPITAL
                           REVENUES            EARNINGS         DEPRECIATION          ASSETS        EXPENDITURES
                         -------------     ---------------    ---------------    ---------------    ------------
Six months
 ended February 28, 1998:
Music record master
 production              $       4,738     $      (255,331)   $         3,750   $      7,020,427    $        --
Music studio production        211,077             (28,584)             8,737            262,252         10,094
Record label production         66,119              12,188                 --             38,189             --
                         -------------     ---------------    ---------------   ----------------    -----------

                         $     281,934     $      (271,727)   $        12,487   $      7,320,868    $    10,094
                         =============     ===============    ===============   ================    ===========
Six months
 ended February 28, 1999:
Rack distribution sales  $  12,364,938     $       182,149    $        74,186   $      9,636,320    $   125,693
One-Stop distribution
 sales                      13,993,558             933,693             63,196          8,208,717        162,933
Music record master
 production                      2,452            (870,513)                --          7,817,443             --
Music studio production         10,704             (52,985)            10,504            226,228             --
Record label production         16,208             (22,248)                --             22,190             --
                         -------------     ---------------    ---------------   ----------------    -----------

                         $  26,387,860     $       170,096    $       147,886   $     25,910,898    $   288,626
                         =============     ===============    ===============   ================    ===========


Corporate assets include $1,287,920 of cash and cash equivalents at February 28, 1999.

NOTE 3 - LOSS OF MAJOR CUSTOMER

The Company recently lost a major customer which accounted for approximately 40% of the net sales of its NEOS subsidiary, during its fiscal year ended August 31, 1998. The customer informed the Company in January 1999 that it would no longer purchase any of the Company's products. Sales to the customer were from the Company's rack-job division and constitued approximately 37% of the net sales of the Company for the six months ended February 28, 1999 (44% of the net sales of the Company for the three months ended November 30, 1998). The Company anticipates that the accounts receivable from the customer is collectible and that returns from sales to this customer will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Planet Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In June 1996, the Company acquired from John S. Arnone, Wallace N. Giakas and Joseph Venneri, three controlling shareholders, directors and officers of the Company, for shares of common stock, par value $.001 per share (the "Common
Stock"), of the Company, all of the issued and outstanding common stock of Maestro Holding Corporation ("Maestro"). Maestro owned exclusive rights to approximately 5,000 master recordings, and subsequently acquired non-exclusive rights to an additional 10,000 master records, which rights are now owned by the Company.

         Effective as of September 1, 1998, the Company acquired (the "NEOS Acquisition") all of the issued and outstanding common stock of Northeast One Stop, Inc. ("NEOS"), from the stockholder of NEOS for approximately $3,000,000, of which $750,000 was in the form of a promissory note (of which $375,000 has been paid and the remaining $375,000 is payable by August 31, 1999), and stock options to purchase 250,000 shares of Common Stock. As a result, the results of operations of the Company commencing as of September 1, 1998, reflect in large part the operations of NEOS. Furthermore, following the NEOS Acquisition the Company changed its fiscal year end to August 31. For the year ended August 29, 1998, NEOS had net sales of $34,793,341 and for the six months ended February 28, 1999, NEOS had net sales of $26,359,000, which constituted approximately 99% (on a pro forma basis) and 99% (on an actual basis), respectively, of the Company's total net sales for such periods.

         Prior to the Company's NEOS Acquisition, the Company had limited revenues and income. In addition, all financial data of the Company prior to August 31, 1998 is to a large extent non-material, other than certain losses resulting from general and administrative expenses incurred in connection with entering into the various production and distribution agreements, as well as professional fees incurred related to the registration of the Common Stock. Accordingly, to assist the reader in a clearer understanding of this section of this Report, the Company will compare its results for the three month and the six month periods ended February 28, 1999, which reflect the Company's unaudited consolidated results of operations for such periods, to its unaudited pro forma results of operations for the comparable periods in the Company's fiscal year 1998 which ended August 29, 1998 ("Fiscal 1998"), which assume the NEOS Acquisition occurred effective as of September 1, 1997.

GENERAL

         The Company is currently involved in various areas of the recorded music industry. The Company's principal business, primarily through NEOS, is the wholesale distribution of pre-recorded music in the form of compact diskettes ("CD's"), cassette tapes, and other entertainment related products such as video tapes, Digital Video Diskettes ("DVD's"), and to a much lesser extent music or entertainment related apparel, such as T-shirts. The Company's business activities also include the acquisition, licensing, production, marketing and distribution of high quality recorded music. Through NEOS, the Company distributes approximately 130,000 front-end titles of pre-recorded music to independent record stores, college bookstores and mass merchants. Generally, front-end titles are popular, current, pre-recorded music titles. In addition, through its recording studio, the Company produces such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rap, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, rhythm & blues, and various ethnic folk music recordings.

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

         In 1995, NEOS commenced its "rack jobbing" operations (the "Rack Business"). In "rack jobbing," the vendor assumes full responsibility for the customer's display, stocking the display at the customer's location and making the day-to-day decisions as to which inventory to deliver, return and present in the displays. A rack jobber owns the display material or fixtures and is responsible for the proper presentation of goods within the display. Prior to 1995, NEOS was principally a wholesaler of pre-recorded music and entertainment products through its one stop division (also, the "One Stop Business"). The One Stop Business primarily operates as a centralized order fulfillment center for the small to medium sized retail stores, typically record stores, that obtain a variety of recorded music and video. This aspect of the business supplies merchandise based on the orders placed by its customers. The customers in this segment of the business are responsible for the selection of titles and the decisions regarding the return of merchandise.

         NEOS recognizes sales for its One Stop Business and Rack Business at the time of shipment of products to its customers. All of the NEOS products are sold with a limited right of return by the customer. Generally, in the music distribution industry, wholesalers, such as NEOS, have a limited right of return to the manufacturers. Accordingly, NEOS does not accrue returns and allowances. NEOS, however, reduces net sales by calculating actual returns. NEOS' business, similar to other businesses in the music distribution industry, is highly seasonal where a high proportion of sales occur in the Christmas season but a high amount of returns occur in the months of January through March.

RECENT DEVELOPMENTS

         The Company recently lost a major customer which accounted for approximately 40% of the net sales of NEOS during its fiscal year ended August 29, 1998 and approximately 37% of the net sales of NEOS for the six months ended February 28, 1999. This customer, Meijer, Inc. ("Meijer"), is a department store chain with approximately 118 store locations, of which NEOS serviced 46 locations. Meijer informed the Company in January 1999 that it would no longer purchase any of the Company's products. The Company was not given a reason for Meijer's decision. Sales to Meijer were from the Company's rack-job division and constituted approximately 78% of the net sales of such division and approximately 37% of the net sales of the Company for the six-month period ended February 28, 1999. However, for the three months ended February 28, 1999, sales to Meijer were approximately $3,098,000 or about 73% of the net sales of the rack-job division and approximately 27% of the Company's aggregate net sales. Net sales to Meijer as a percentage of total net sales of the Company declined from approximately 44% ($6,584,000) for the three months ended November 30, 1998 to approximately 27% ($3,098,000) for the three months ended February 28, 1999. The Company anticipates that its accounts receivable from Meijer is collectible and that returns from sales to this customer will not be material. Although the Company believes the loss of Meijer may have a material adverse effect on the Company's future results of operations, the Company believes that increased sales from its one-stop division may partially offset the loss of Meijer as a customer. Additionally, the Company is aggressively seeking to increase its sales by soliciting prospective new One Stop Business and Rack Business customers, seeking to generate increased sales from existing customers (including increases in the number of locations serviced), and promoting its Internet customer service capabilities to third party companies. No assurances can be given, however, that the Company will be able to replace or offset sales losses from Meijer. The inability of the Company to replace or offset such lost sales will have a material adverse effect on the Company's future results of operations.


RESULTS OF OPERATIONS FOR THE COMPANY'S SIX MONTH PERIOD ENDED FEBRUARY 28, 1999 AS COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY FOR THE SIX MONTH PERIOD ENDED FEBRUARY 28, 1998

         NET SALES. For the six months ended February 28, 1999 net sales were approximately $26,388,000 as compared to pro forma net sales of approximately $17,685,000 for the comparable period in fiscal 1998, which represented an increase in net sales of $8,703,000 or 49%. Net sales from the One Stop Business for the six months ended February 28, 1999 versus the comparable period in the prior year, respectively, were $13,994,000 as compared to $9,028,000, an increase of 55%. This increase was due to an expanded customer base as well as general improvement in music industry revenues. Net sales from the Rack Business for the six months ended February 28, 1999 were $12,365,000 as compared to $8,376,000 in the comparable period of the prior year, an increase of 48%. This increase was primarily due to the additional block of Meijer store locations (approximately 20) added to the Company's service area in the first quarter of fiscal 1999. In the six months ended February 28, 1999, Meijer accounted for net sales of $9,682,000 or 37% of net sales for the Company. As discussed elsewhere in this Report, however, Meijer stopped ordering products from the Company in January 1999. The inability of the Company to replace or offset such lost sales would have a material adverse effect on the Company's future results of operations.

         COST OF SALES. For the six months ended February 28, 1999, cost of sales was $21,775,000 or 82% of net sales as compared to pro forma costs of sales for the comparable period in fiscal 1998 of $14,588,000 or 82% of net sales.

         OPERATING EXPENSES. For the six months ended February 28, 1999, selling, general and administrative expenses (SG&A) were $3,992,000 or 15% of net sales compared to pro forma SG&A of $2,312,000 or 13% of net sales in the comparable period in fiscal 1998. Such increase in SG&A resulted from the higher level of NEOS' payroll ($937,000) in the period ended February 28, 1999, resulting from additional locations being serviced, and the increased professional and consulting fees ($353,000) primarily related to the NEOS Acquisition and incurred in connection with the registration of the Common Stock underlying the Preferred Stock.

         INTEREST EXPENSE. For the six months ended February 28, 1999, interest expense was $250,000 or 0.9% of net sales versus pro forma interest expenses of $276,000 or 1.6% of net sales in the comparable period of fiscal 1998. An increase in NEOS' interest expense ($19,000) caused by additional borrowing on its line of credit was more than offset by less accrued interest ($45,000) on outstanding notes to related parties.

         NET INCOME. For the six months ended February 28, 1999, net income was $205,593 or 0.8% of net sales, as compared to net income of $315,044 or 1.8% of net sales for the pro forma results for the six months ended February 28, 1998. Excluding the one-time costs related to the NEOS Acquisition and incurred in connection with the registration of the Common Stock underlying the Preferred Stock, net income as a percentage of net sales for the six months ended February 28, 1999 would have been approximately the same as the pro forma results in the comparable period for the prior year.

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AS COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998

         NET SALES. For the three month period ended February 28, 1999 net sales were approximately $11,406,000 as compared to pro forma net sales of approximately $8,953,000 for the comparable period in fiscal 1998, which represented an increase in net sales of $2,453,000 or 27%. Net sales from the One Stop Business for the three months ended February 28, 1999 versus the comparable period in the prior year, respectively, were $7,122,000 as compared to $4,858,000, an increase of 47%. This increase was due to an expanded customer base as well as general improvement in music industry revenues. Net sales from the Rack Business for the three-month period ended February 28, 1999 were $4,270,000 as compared to $4,036,000 in the comparable period of the prior year, an increase of 6%. This increase was primarily due to the additional block of Meijer store locations (approximately 20) added to the Company's service area in the first quarter of fiscal 1999. For the three months ended February 28, 1999, Meijer accounted for net sales of $3,098,000, constituting approximately 27% of net sales for the Company, and about 73% of the net sales of the Rack Business. As discussed elsewhere in this Report, however, Meijer informed the Company in January 1999 that it would stop ordering products from the Company. The inability of the Company to replace or offset such lost sales would have a material adverse effect on the Company's future results of operations.

         COST OF SALES. For the three months ended February 28, 1999, cost of sales was $9,587,000 or 84% of net sales as compared to pro forma cost of sales for the comparable period in fiscal 1998 of $7,590,000 or 85% of net sales. This reduction, as a percentage of net sales, is primarily due to lower product costs in the One Stop Business.

         OPERATING EXPENSES. For the three months ended February 28, 1999, selling, general and administrative expenses (SG&A) were $1,854,000 or 16% of net sales compared to pro forma SG&A of $1,208,000 or 14% of net sales in the comparable period in fiscal 1998. Such increase in SG&A resulted from the higher level of NEOS' payroll ($327,000) in the three months ended February 28, 1999, resulting from additional sales volume, and the increased professional and consulting fees ($117,000) primarily related to the NEOS Acquisition and in connection with the registration of the Common Stock underlying the Company's 7% Series A Convertible Preferred Stock, stated value $10,000 per share (the "Preferred Stock"), of which 500 shares were sold to one investor in May 1998.

         INTEREST EXPENSE. For the three months ended February 28, 1999, interest expense was $122,000 or 1.1% of net sales versus pro forma interest expenses of $155,000 or 1.7% of net sales in the comparable period of fiscal 1998. A slight increase in NEOS' interest expense ($4,000) caused by additional borrowing on its line of credit was more than offset by less accrued interest ($37,000) on outstanding notes to related parties.

         NET INCOME (LOSS). For the three months ended February 28, 1999, net loss was $263,490 or 2.3% of net sales, as compared to a net loss of $97,917 or 1.1% of net sales for the pro forma results for the three months ended February 28, 1998. Excluding the one-time costs related to the NEOS Acquisition and incurred in connection with the registration of the Common Stock underlying the Preferred Stock, net loss as a percentage of net sales for the three months ended February 28, 1999 would have been comparable to the pro forma results in the comparable three month period for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for payments for NEOS' products and operating expenses, as well as various notes, including to related parties. Prior to the NEOS Acquisition, the Company's primary source of cash was loans from its principal shareholders, Messrs. Arnone and Giakas, and other related parties, as well as proceeds from the sale of the Preferred Stock. NEOS' sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of February 28, 1999 were $1,162,920 as compared to the pre-NEOS Acquisition August 31, 1998 cash balance of $3,850,162, or a reduction of $2,687,242. This reduction was primarily the result of the paydown of accounts payable ($1,965,314), the costs and purchase price of the NEOS Acquisition ($1,627,416), and an increase in inventory ($855,052). These increases were partially offset by the amounts drawn from the CFC credit line ($1,686,658).

         Net cash flow to operating activities for the six-month period ended February 28, 1999 was $2,052,622. The primary uses of cash were for the paydown of accounts payable balances after the holiday season ($1,965,314) as well as an increase in inventory ($855,052). These outflows were only partially offset by increases in deferred revenue and rebates to customers ($174,460) as well as other non-cash items (i.e., depreciation, accrued expenses).

         As of February 28, 1999, outstanding accounts receivable totaled $5,772,285. This amount is net of an allowance for returns of $182,488. By comparison, the pro forma consolidated accounts receivable balance as of August 31, 1998 was $5,856,805, net of an identical allowance of $182,488. The accounts receivable balance at February 28, 1999 includes $1,613,072 due from a major customer, Meijer, which has stopped purchasing from the Company. The Company believes that, based upon payment activity and nominal returns since March 1999, this receivable balance is collectible and, furthermore, that the amount of returns from sales to this customer will not be material.

         At February 28, 1999 inventory was $7,703,619 versus a pro forma balance as of August 31, 1998 of $6,848,567. The Company believes this increase is normal due to increased sales volume. NEOS accounts for its inventory on a first-in-first-out basis.

         At February 28, 1999, the Company's accounts payable balance was $6,163,560 versus the pro forma balance as of August 31, 1998 and as of November 30, 1998, of $8,509,717 and $15,934,732. The Company believes this decrease is the result of the normal paydown of accounts payable after the holiday season.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $6,000,000. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of February 28, 1999 were $6,568,279 and $1,833,776, respectively. As of February 28, 1999, NEOS had an aggregate of $5,857,054 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.5% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow to investing activities for the six-month period ended February 28, 1999 was approximately $1,905,709. The primary cash outflow for the Company was the cash needed for the NEOS Acquisition. Although the cash outlay for the purchase was $2,250,000 with the balance in stock options and notes payable, the amount of cash on hand at NEOS as of the purchase date approximated $523,000, and $100,000 had already been paid out to escrow in a prior fiscal quarter. This resulted in a net cash outlay in the current period of approximately $1,627,000. In addition, fixed assets (including a new telephone system at NEOS) totaling $288,626 were acquired during the period.

         Net cash flow from financing activities for the six-month period ended February 28, 1999 was $1,271,089. The primary source of cash was advances on the CFC line of credit of $1,686,658. This was partially offset by the repayment of advances to employees and stockholders of $145,000 and a principal payment of $250,000 on the Gulf Coast Note (the remaining principal and interest balance on this note as of February 28, 1999 was $1,024,562 to be paid in three equal annual payments of $380,000).

         As of February 28, 1999, the Company had outstanding an aggregate of $3,004,675 in notes (including accrued interest of $323,568), and accrued salaries. Such amounts consist of an aggregate of $750,000 in the form of two notes to the former owner of NEOS for $375,000, of which one was paid in full in March 1999 and the other note becomes due in August 1999, $1,024,562 on the Gulf Coast Note, a $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition, a $230,884 principal amount 9% demand note due to privately held corporations owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company, a $150,000 principal amount 10% demand note due to one private lender, a $15,000 principal amount 9% demand note to Whelan, Inc., also a privately held corporation owned by Messrs. Arnone and Giakas, accrued officers' salaries of $339,383 and $101,840 in notes due to finance various assets purchased by the Company.

         NEOS has several capital leases in the aggregate amount $162,221 that are secured by the related equipment and fixtures.

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

                                     PART II

                                OTHER INFORMATION
                                -----------------

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



                                       PLANET ENTERTAINMENT CORPORATION
                                       (Registrant)


                                       /s/ John Arnone
                                       -----------------------------------------
                                           John Arnone
                                           President and Chief Executive Officer


Date: As of April 14, 1999