Form 10QSB
period 1999-05-31
PLANET ENTERTAINMENT CORP
filed 1999-07-15
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                        ---------------------------------


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _________________ to ________________.

Commission File No. 333-64395
                    ---------

                        PLANET ENTERTAINMENT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Florida                                    33-0471728
---------------------------------------------           -------------------
(State or other jurisdiction of Incorporation           (I.R.S. Employer
              or Organization)                          Identification No.)


           222 Highway 35, P.O. Box 4085, Middletown, New Jersey 07748
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 530-8819
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1999: 11,976,055
                            ----------

                        PLANET ENTERTAINMENT CORPORATION


                                      INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at May 31, 1999 and
                           August 31, 1998................................. F-1

                  Consolidated Statements of Operations
                           for the Three and Nine Months Ended
                           May 31, 1999 and 1998........................... F-3

                  Consolidated Statements of Cash Flows
                           for the Nine Months Ended
                           May 31, 1999 and 1998........................... F-4

                  Notes to Consolidated Financial Statements............... F-5

Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...   1

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.........................   7

SIGNATURES

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                      AUGUST 31,       MAY 31,
                                                         1998           1999
                                                      -----------    -----------

CURRENT ASSETS:
     Cash and cash equivalents                        $ 3,850,162    $   572,754
     Accounts receivable, net                              17,959      5,000,272
     Accounts receivable, net - related party             192,042        187,042
     Inventory                                                 --      6,754,850
     Prepaid expenses and other current assets            246,863        418,441
     Escrow deposit                                       225,000        125,000
     Current maturities of note receivable                     --          6,512
     Deferred income taxes                                     --         56,000
                                                      -----------    -----------

                  Total Current Assets                  4,532,026     13,120,871
                                                      -----------    -----------


PROPERTY AND EQUIPMENT, at cost, net                      172,410      1,393,119
                                                      -----------    -----------


OTHER ASSETS:
     Record masters                                     6,500,000      6,500,000
     Goodwill, net                                         70,839      2,975,263
     Publishing rights, net                                   880            880
     Organization costs, net                               42,495         31,250
     Note receivable less current maturities                   --         28,385
                                                      -----------    -----------

                  Total Other Assets                    6,614,214      9,535,778
                                                      -----------    -----------

                                                      $11,318,650    $24,049,768
                                                      ===========    ===========

                                                               AUGUST 31,        MAY 31,
                                                                 1998             1999
                                                              ------------    ------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $    187,641    $  7,541,825
     Accrued interest expense, related parties                     275,618         343,776
     Deferred revenue                                              123,524         308,713
     Due to stockholders                                           270,884         230,884
     Note payable, related party                                   150,000         150,000
     Current portion, of long-term debt, related parties           250,000         625,000
     Accrued officer's salary                                      141,467         447,458
     Due to customers                                                   --         563,762
     Capital lease obligations, current portions                        --          93,274
     Notes payable, current portion                                     --          31,488
     Note payable -  former stockholder of NEOS                         --         344,000
                                                              ------------    ------------

                  Total Current Liabilities                      1,399,134      10,680,180
                                                              ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit                                      --       4,045,425
     Long-term debt, less current portion, related parties         750,000         500,000
     Notes payable - non-current portion                                --          57,704
     Capital lease obligations, non-current portion                     --          19,908
     Deferred income taxes                                              --          30,600
                                                              ------------    ------------

                  Total Long-Term liabilities                      750,000       4,653,637
                                                              ------------    ------------

                  Total Liabilities                              2,149,134      15,333,817
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, 10,000,000 shares
       authorized, $.0001 par value -0-, 500 and 500 shares issued
       and outstanding                                           5,000,000       5,000,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 11,976,055 and 11,976,055 shares issued
       and outstanding                                              11,976          11,976
     Additional paid-in capital                                  9,286,053       9,605,805
     Accumulated deficit                                        (5,128,513)     (5,901,830)
                                                              ------------    ------------

                  Total Stockholders' Equity                     9,169,516       8,715,951
                                                              ------------    ------------

                                                              $ 11,318,650    $ 24,049,768
                                                              ============    ============

                           PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                             MAY 31,         MAY 31,         MAY 31,        MAY 31,
                                              1998            1999            1998            1999
                                          ------------    ------------    ------------    ------------
REVENUES:
   Royalty                                $        311    $      1,614    $      5,049    $      4,066
   Sales                                        27,810       7,365,590          93,929      33,740,294
   Studio                                        3,876          48,954         214,953          59,658
                                          ------------    ------------    ------------    ------------

         Total Revenues                         31,997       7,416,158         313,931      33,804,018
                                          ------------    ------------    ------------    ------------


COSTS AND EXPENSES:
   Cost of sales                                 1,920       6,687,762          44,080      28,463,108
   Selling, general and administrative         117,916       1,447,417         524,075       5,439,122
   Depreciation and amortization                 9,752         114,768          33,989         315,013
   Interest expense                                 --         117,655              --         311,846
   Interest expense, related party              36,107          29,712         117,212          85,772
   Bad debt expense                                 --           1,380              --           1,597
                                          ------------    ------------    ------------    ------------

         Total Costs and Expenses              165,695       8,398,694         719,356      34,616,458
                                          ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                          (133,698)       (982,536)       (405,425)       (812,440)


OTHER INCOME:
   Interest and dividend income                     --           3,626              --          39,123
                                          ------------    ------------    ------------    ------------

NET LOSS BEFORE (PROVISION) BENEFIT
   BENEFIT FOR INCOME TAXES                   (133,698)       (978,910)       (405,425)       (773,317)


(PROVISION) BENEFIT FOR INCOME TAXES                --              --              --              --
                                          ------------    ------------    ------------    ------------

NET LOSS                                  $   (133,698)   $   (978,910)   $   (405,425)   $   (773,317)
                                          ============    ============    ============    ============


NET LOSS                                  $   (133,698)   $   (978,910)   $   (405,425)   $   (773,317)

LESS PREFERRED STOCK DIVIDEND                       --         (87,500)             --        (262,500)
                                          ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                     $   (133,698)   $ (1,066,410)   $   (405,425)   $ (1,035,817)
                                          ============    ============    ============    ============

NET LOSS PER COMMON SHARE BASIC           $       (.01)   $       (.09)   $       (.04)   $       (.09)
                                          ============    ============    ============    ============
BASIC WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        11,925,955      11,976,055      10,985,996      11,976,055
                                          ============    ============    ============    ============

                                                  F-3

                        PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED
                                                                       --------------------------
                                                                         MAY 31,         MAY 31,
                                                                          1998            1999
                                                                       -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss                                                            $  (405,425)   $  (773,317)
   Adjustments to reconcile net loss to net cash used by operations:
     Bad debt expense                                                           --          1,597
     Depreciation and amortization                                          33,989        309,891
     Stock issued for services                                             570,314             --
     Changes in:
       Due to customers                                                         --         88,195
       Accounts receivable                                                 (39,417)       567,051
       Accounts receivable, related party                                 (180,615)       100,843
       Prepaid expenses and other current assets                          (164,578)      (135,174)
       Inventory                                                            (4,895)        93,717
       Accounts payable and accrued expenses                               (46,645)      (587,049)
       Accrued interest expense, related party                             105,461         68,158
       Deferred revenue                                                     (4,708)       (54,187)
       Accrued officers' salary                                             66,875        305,991
                                                                       -----------    -----------

       Cash Flows From (To) Operating Activities                           (69,644)       (14,284)
                                                                       -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of NEOS                                                           --     (2,150,000)
     Cash acquired in the purchase of NEOS                                      --        522,584
     Purchase of equipment                                                 (10,094)      (672,979)
     Repayments on note receivable                                              --          6,327
     Deposit on leased equipment                                                --          8,171
                                                                       -----------    -----------

       Cash Flows From (To) Investing Activities                           (10,094)    (2,285,897)
                                                                       -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Repayment of advances from employees                                       --        (75,000)
     Repayment of advances from stockholders                                    --        (70,000)
     Advances from stockholders                                            136,649             --
     Proceeds from note payable                                             50,000         82,030
     Proceeds (payments) from (to) note payable, related party             150,000       (375,000)
     Proceeds from issuance of common stock                                     --         17,627
     Repayment of note payable - line of credit                                 --       (124,971)
     Repayment of note payable                                                  --        (29,389)
     Preferred stock issuance costs                                             --        (31,625)
     Repayment of long-term debt, related party                           (250,000)      (250,000)
     Repayment of capitalized lease obligations                                 --       (120,899)
                                                                       -----------    -----------

       Cash Flows From (To) Financing Activities                            86,649       (977,227)
                                                                       -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      6,911     (3,277,408)

CASH AND CASH EQUIVALENTS, beginning of period                               6,216      3,850,162
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                               $    13,127    $   572,754
                                                                       ===========    ===========

CASH PAID FOR INTEREST EXPENSE                                         $        --    $   311,846
                                                                       ===========    ===========

CASH PAID FOR INCOME TAXES                                             $        --    $   262,982
                                                                       ===========    ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The results for the three and nine months ended May 31, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operates in five business segments; music record masters production, music studio operations, record label production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment:

                                      NET           OPERATING                 IDENTIFIABLE     CAPITAL
                                    REVENUES     EARNINGS(LOSS) DEPRECIATION     ASSETS      EXPENDITURES
                                   -----------   -------------- ------------  ------------   ------------
Three months ended May 31, 1998;
Music record master
  production                       $       311    $  (101,017)   $       417   $ 7,014,516   $        --
Music studio operations                 16,996        (29,636)         1,500       268,926            --
Record label productions                14,690         (3,045)            --        32,886            --
                                   -----------    -----------    -----------   -----------   -----------

                                   $    31,997    $  (133,698)   $     1,917   $ 7,316,328   $        --
                                   ===========    ===========    ===========   ===========   ===========

Three months ended May 31, 1999;
Rack distribution sales            $   687,439    $  (459,648)   $    11,859   $ 6,485,277   $   135,000
One-Stop distribution sales          6,694,360       (101,676)        71,388    10,143,639       244,817
Music record master
  production                             1,613       (302,487)            --     7,173,273            --
Music studio operations                 32,746       (112,364)         5,513       225,389         4,536
Record label productions                    --         (6,361)            --        22,190            --
                                   -----------    -----------    -----------   -----------   -----------

                                   $ 7,416,158    $  (982,536)   $    88,760   $24,049,768   $   384,353
                                   ===========    ===========    ===========   ===========   ===========

                                               F-5

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION (CONTINUED)

                                      NET           OPERATING                    IDENTIFIABLE     CAPITAL
                                    REVENUES        EARNINGS      DEPRECIATION      ASSETS      EXPENDITURES
                                  ------------    ------------    ------------   ------------   ------------
Nine months ended May 31, 1998;
Music record master
  production                      $      5,049    $   (356,348)   $      4,167   $  7,014,516   $         --
Music studio operations                228,073         (58,220)         10,237        268,926         10,094
Record label productions                80,809           9,143              --         32,886             --
                                  ------------    ------------    ------------   ------------   ------------

                                  $    313,931    $   (405,425)   $     14,404   $  7,316,328   $     10,094
                                  ============    ============    ============   ============   ============

Nine months ended May 31, 1999;
Rack distribution sales           $ 13,052,377    $   (277,499)   $     86,045   $  6,485,277   $    260,693
One-Stop distribution sales         20,687,918         832,017         134,584     10,143,639        407,750
Music record master
  production                             4,065      (1,173,000)             --      7,173,273             --
Music studio operations                 43,450        (165,349)         16,017        225,389          4,536
Record label productions                16,208         (28,609)             --         22,190             --
                                  ------------    ------------    ------------   ------------   ------------

                                  $ 33,804,018    $   (812,440)   $    236,646   $ 24,049,768   $    672,979
                                  ============    ============    ============   ============   ============

Corporate assets include $697,754 of cash and cash equivalents at May 31, 1999.

NOTE 3 - LOSS OF MAJOR CUSTOMER

The Company recently lost a major customer which accounted for approximately 40% of the net sales of its NEOS subsidiary, during its fiscal year ended August 31, 1998. The customer informed the Company in January 1999 that it would no longer purchase any of the Company's products. Sales to the customer were from the Company's rack-job division and constituted approximately 29% of the net sales of the Company for the nine months ended May 31, 1999. The Company anticipates that the accounts receivable from the customer is collectible and that returns from sales to this customer will not be material.

NOTE 4 - SUBSEQUENT EVENT

On June 28, 1999 the Company announced it had signed a letter of intent to acquire Renaissance Records, located in Nashville, Tennessee. The acquisition will be treated as a purchase and is not material in the consolidated results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Planet Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In June 1996, the Company acquired from John S. Arnone, Wallace M. Giakas and Joseph Venneri, the three controlling shareholders, directors and officers of the Company, for shares of common stock, par value $.001 per share (the "Common Stock"), of the Company, all of the issued and outstanding common stock of Maestro Holding Corporation ("Maestro"). Maestro owned exclusive rights to approximately 5,000 master recordings, and subsequently acquired non-exclusive rights to an additional 10,000 master records, which rights are now owned by the Company.

         Effective as of September 1, 1998, the Company acquired (the "NEOS Acquisition") all of the issued and outstanding common stock of Northeast One Stop, Inc. ("NEOS"), from the sole stockholder of NEOS for approximately $3,000,000, of which $750,000 was in the form of a promissory note (of which $375,000 has been paid and the remaining $375,000 is payable by August 31,
1999), and stock options to purchase 250,000 shares of Common Stock. As a result, the results of operations of the Company commencing as of September 1, 1998, reflect in large part the operations of NEOS. Furthermore, following the NEOS Acquisition the Company changed its fiscal year end to August 31. For the year ended August 29, 1998, NEOS had net sales of $34,793,341 and for the nine months ended May 31, 1999, NEOS had net sales of $33,740,295, which constituted approximately 99% (on a pro forma basis) and 99% (on an actual basis), respectively, of the Company's total net sales for such periods.

         Prior to the Company's NEOS Acquisition, the Company had limited revenues and income. In addition, all financial data of the Company prior to August 31, 1998 is to a large extent non-material, other than certain losses resulting from general and administrative expenses incurred in connection with entering into the various production and distribution agreements, as well as professional fees incurred related to the registration of the Common Stock. Accordingly, to assist the reader in a clearer understanding of this Report, the Company will compare its results for the three month and the nine month periods ended May 31, 1999, which reflect the Company's unaudited consolidated results of operations for such periods, to its unaudited pro forma results of operations for the comparable periods in the Company's fiscal year 1998 which ended August 29, 1998 ("Fiscal 1998"), which assume the NEOS Acquisition occurred effective as of September 1, 1997.

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

RECENT DEVELOPMENTS

         In January 1999, Meijer, Inc. ("Meijer") informed the Company that it would no longer purchase the Company's products. Meijer accounted for approximately 40% of the net sales of NEOS during its fiscal year ended August
29, 1998 and approximately 29% of the net sales of NEOS for the nine months ended May 31, 1999. Meijer is a department store chain with approximately 118 store locations, of which NEOS serviced 46 locations. Sales to Meijer were from the Rack Business. The Company anticipates that its accounts receivable from Meijer are collectible. Although the Company believes the loss of Meijer may have a material adverse effect on the Company's future results of operations, the Company believes that increased sales from its One Stop Business may partially offset the loss of Meijer as a customer. Additionally, the Company is aggressively seeking to increase its sales by soliciting prospective new One Stop Business and Rack Business customers, seeking to generate increased sales from existing customers (including increases in the number of locations serviced), and promoting its Internet customer service capabilities to third party companies. No assurances can be given, however, that the Company will be able to replace or offset sales losses from Meijer. The inability of the Company to replace or offset such lost sales will have a material adverse effect on the Company's future results of operations.

RESULTS OF OPERATIONS FOR THE COMPANY'S NINE MONTH PERIOD ENDED MAY 31, 1999 AS COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY FOR THE NINE MONTH PERIOD ENDED MAY 31, 1998

         NET SALES. For the nine months ended May 31, 1999 net sales were approximately $33,804,000 as compared to pro forma net sales of approximately $24,881,000 for the comparable period in fiscal 1998, which represented an increase in net sales of $8,923,000 or 36%. Net sales from the One Stop Business for the nine months ended May 31, 1999 versus the comparable period in the prior year, respectively, were $20,688,000 as compared to $14,050,000, an increase of 47%. This increase was due to an expanded customer base as well as general improvement in music industry revenues. Net sales from the Rack Business for the nine months ended May 31, 1999 were $13,052,000 as compared to $10,517,000 in the comparable period of the prior year, an increase of 24%. This increase was primarily due to the additional block of Meijer store locations (approximately
20) added to the Company's service area in the first quarter of fiscal 1999. In the nine months ended May 31, 1999, Meijer accounted for net sales of $9,682,000 or 29% of net sales for the Company. As discussed elsewhere in this Report, however, Meijer stopped ordering products from the Company in January 1999.

         COST OF SALES. For the nine months ended May 31, 1999, cost of sales was $28,463,000 or 84% of net sales as compared to pro forma cost of sales for the comparable period in fiscal 1998 of $20,730,000 or 83% of net sales. This increase as a percentage of sales is primarily due to lost margin from the Rack Business resulting from the loss of Meijer.

         OPERATING EXPENSES. For the nine months ended May 31, 1999, selling, general and administrative expenses ("SG&A") were $5,439,000 or 16% of net sales compared to pro forma SG&A of $3,439,000 or 14% of net sales in the comparable period in fiscal 1998. Such increase in SG&A resulted from the higher level of NEOS' payroll ($1,002,000) in the period ended May 31, 1999, resulting from additional locations being serviced, and the increased professional and consulting fees ($455,000) primarily related to the NEOS Acquisition and in connection with the registration of shares of Common Stock underlying the Company's 7% Series A Convertible Preferred Stock, stated value $10,000 per share (the "Preferred Stock"), of which 500 shares were sold to one investor in May 1998.

         INTEREST EXPENSE. For the nine months ended May 31, 1999, interest expense was $398,000 or 1.2% of net sales versus pro forma interest expenses of $432,000 or 1.7% of net sales in the comparable period of fiscal 1998. An increase in NEOS' interest expense ($17,000) caused by additional borrowing on its line of credit was more than offset by less accrued interest ($51,000) on outstanding notes to related parties.

         NET INCOME (LOSS). For the nine months ended May 31, 1999, net loss was $773,317 or 2.3% of net sales, as compared to a net loss of $9,296 or 0.04% of net sales for the pro forma results for the nine months ended May 31, 1998. The current year-to-date net loss is primarily due to the costs of the NEOS Acquisition, expenses related to the registration of the Common Stock underlying the Preferred Stock, and reduced profit margins caused by higher than normal Rack Business product returns. In addition, the fiscal third quarter for the Company typically results in an operating loss due to the seasonal drop in revenue after the "holiday season."

RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MAY 31, 1999 AS COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE MONTHS ENDED MAY 31, 1998

         NET SALES. For the three month period ended May 31, 1999 net sales were approximately $7,416,000 as compared to pro forma net sales of approximately $7,195,000 for the comparable period in fiscal 1998, which represented an increase in net sales of $221,000 or 3%. Net sales from the One Stop Business for the three months ended May 31, 1999 versus the comparable period in the prior year, respectively, were $6,694,000 as compared to $5,023,000, an increase of 33%. This increase was due to an expanded customer base as well as general improvement in music industry revenues. Net sales from the Rack Business for the three month period ended May 31, 1999 were $687,000 as compared to $2,141,000 in the comparable period of the prior year, a decrease of 68%. This decrease was primarily due to the loss of Meijer, the Company's primary Rack Business customer.

         COST OF SALES. For the three months ended May 31, 1999, cost of sales was $6,688,000 or 90% of net sales as compared to pro forma cost of sales for the comparable period in fiscal 1998 of $6,141,000 or 85% of net sales. This increase, as a percentage of net sales, is due to the proportionately greater sales from the lower margin One Stop Business and lost margin from the Rack Business, both as a result of the loss of Meijer as a Rack Business customer.

         OPERATING EXPENSES. For the three months ended May 31, 1999, SG&A was $1,447,000 or 20% of net sales compared to pro forma SG&A of $1,126,000 or 16% of net sales in the comparable period in fiscal 1998. Such increase in SG&A resulted from the higher level of NEOS' payroll ($133,000) in the three months ended May 31, 1999, resulting from additional sales volume, and the increased professional and consulting fees ($121,000) primarily related to the NEOS Acquisition and in connection with the registration of Common Stock underlying the Preferred Stock.

         INTEREST EXPENSE. For the three months ended May 31, 1999, interest expense was $147,000 or 2.0% of net sales versus pro forma interest expenses of $156,000 or 2.2% of net sales in the comparable period of fiscal 1998. This decrease was primarily due to less accrued interest ($7,000) on outstanding notes to related parties.

         NET INCOME (LOSS). For the three months ended May 31, 1999, net loss was $978,910 or 13.2% of net sales, as compared to a net loss of $324,340 or 4.5% of net sales for the pro forma results for the three months ended May 31, 1998. The fiscal third quarter for the Company typically results in an operating loss due to the seasonal drop in revenue after the "holiday season." The results for the three months ended May 31, 1999 were further negatively impacted by higher than normal returns due to the loss of Meijer as a Rack Business customer, as well as continued legal and accounting expenses related to the registration of the Common Stock underlying the Preferred Stock and compliance with certain reporting requirements under the Securities Exchange Act of 1934, as amended.

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

         Cash and cash equivalents as of May 31, 1999 were $572,754 as compared to the pre-NEOS Acquisition August 31, 1998 cash balance of $3,850,162, or a reduction of $3,277,408. This reduction was the result of the paydown of accounts payable ($587,049), the costs and purchase price of the NEOS Acquisition ($1,627,416), the purchase of equipment ($672,979) and payment on a promissory note to a related party ($375,000).

         Net cash flow to operating activities for the nine month period ended May 31, 1999 was $14,284. The primary uses of cash were to fund the net loss of $773,317, the paydown of accounts payable ($587,049) as well as an increase in prepaid expenses ($135,174) and a drop in deferred revenue ($54,187). These outflows were only partially offset by inflows in accounts receivable ($667,894) and rebates to customers ($88,195) as well as other non-cash items (i.e., depreciation, accrued expenses).

         As of May 31, 1999, outstanding accounts receivable totaled $5,187,314. This amount is net of an allowance for returns of $182,488. By comparison, the pro forma consolidated accounts receivable balance as of August 31, 1998 was $5,856,805, net of an identical allowance of $182,488. The accounts receivable balance at May 31, 1999 includes $1,071,354 due from a major customer, Meijer, which has stopped purchasing from the Company. The Company believes that, based upon payment activity since May 31, 1999, this receivable balance is collectible and, furthermore, that the amount of future returns from sales to this customer will not be material.

         At May 31, 1999, inventory was $6,754,850 versus a pro forma balance as of August 31, 1998 of $6,848,567. The Company believes this decrease is normal due to seasonal fluctuations in sales volume. NEOS accounts for its inventory on a first-in-first-out basis.

         At May 31, 1999, the Company's accounts payable balance was $7,541,825 versus the pro forma balance as of August 31, 1998 and as of November 30, 1998, of $8,509,717 and $15,934,732. The Company believes this decrease is the result of the normal seasonal fluctuations in purchasing activity.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement was recently increased to $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of May 31, 1999 were $3,896,547 and $1,265,483, respectively. As of May 31, 1999, NEOS had an aggregate of $4,045,425 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow to investing activities for the nine month period ended May 31, 1999 was $2,285,897. The primary cash outflow for the Company was the cash needed for the NEOS Acquisition. Although the cash outlay for the purchase was $2,250,000 with the balance in stock options and notes payable, the amount of cash on hand at NEOS as of the purchase date approximated $523,000, and $100,000 had already been paid out to escrow in a prior fiscal quarter. This resulted in a net cash outlay in the current period of approximately $1,627,000. In addition, fixed assets (including new telephone and computer systems at NEOS) totaling $672,979 were acquired during the period.

         Net cash flow to financing activities for the nine month period ended May 31, 1999 was $977,227. The primary use of cash was the payment on a $375,000 promissory note due to the former stockholder of NEOS. In addition, cash outlays included the repayment of advances to employees and stockholders of $145,000, a principal payment of $250,000 on the Gulf Coast Note (the remaining principal and interest balance on this note as of May 31, 1999 was $1,042,843 to be paid in three equal annual payments of $380,000), payments on the CFC line of credit ($124,971) and payments on capital lease obligations ($120,899).

         As of May 31, 1999, the Company had outstanding an aggregate of $2,745,310 in notes (including accrued interest of $343,776), and accrued salaries. Such amounts consist of a note to the former stockholder of NEOS for $375,000 due in August 1999, $1,042,843 on the Gulf Coast Note, a $344,000
principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition, a $230,884 principal amount 9% demand note due to privately held corporations owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company, a $150,000 principal amount 10% demand note due to one private lender, a $15,000 principal amount 9% demand note to Whelan, Inc., also a privately held corporation owned by Messrs. Arnone and Giakas, accrued officers' salaries of $447,458 and $89,192 in notes due to finance various assets purchased by the Company.

         NEOS has several capital leases in the aggregate amount of $113,182 that are secured by the related equipment and fixtures.

         The Company recently signed a letter of intent with a broker/dealer pursuant to which the broker/dealer agreed to act as placement agent in connection with a $14,000,000 maximum, $10,000,000 minimum equity private placement. No assurances can be given when, if ever, the private placement will be completed or as to the terms of such private placement.

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



                                  PLANET ENTERTAINMENT CORPORATION
                                  (Registrant)


                                  /s/ JOHN ARNONE
                                  ----------------------------------------------
                                      John Arnone
                                      President and Chief Executive Officer



Date: July 15, 1999