Form 10KSB
period 1999-08-31
PLANET ENTERTAINMENT CORP
filed 1999-12-14
CIK 1038284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                    For the Fiscal Year Ended August 31, 1999



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period From _____________________ to ____________________

                         Commission File Number: 0-29776

                        PLANET ENTERTAINMENT CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Florida                                             33-0471728
-------------------------------                           ---------------------
(State of Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


           222 Highway 35, P.O. Box 4085, Middletown, New Jersey 07748
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


         Issuer's Telephone Number, Including Area Code: (732) 530-8819
--------------------------------------------------------------------------------

          Securities Registered under Section 12(b) of the Exchange Act

     Title of Each Class               Name of Each Exchange on Which Registered
    ---------------------              -----------------------------------------
           None


         Securities Registered under Section 12(g) of the Exchange Act


                Shares of Common Stock, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $43,790,554.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at November 30, 1999 was approximately $6,632,553 based upon the last sale price ($1.156 per share) as reported by the NASD Bulletin Board on that date.

ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's classes of common equity, as of November 30, 1999, was 12,147,803 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No  [X]

TABLE OF CONTENTS

PART I........................................................................4
ITEM 1:  BUSINESS.............................................................4
ITEM 2:  PROPERTIES..........................................................15
ITEM 3:  LEGAL PROCEEDINGS...................................................16
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..................17

PART II......................................................................17
ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS............17
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........19
ITEM 7:  FINANCIAL STATEMENTS................................................26
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................26

PART III.....................................................................26
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................26
ITEM 10:  EXECUTIVE COMPENSATION.............................................29
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....33
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................35
ITEM 13:  EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................36

PART I

         THIS DOCUMENT INCLUDES STATEMENTS THAT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955. THE COMPANY WOULD LIKE TO CAUTION READERS REGARDING CERTAIN FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT AND IN ALL OF ITS COMMUNICATIONS TO SHAREHOLDERS AND OTHERS, PRESS RELEASES, SECURITIES FILINGS, AND ALL OTHER COMMUNICATIONS. STATEMENTS THAT ARE BASED ON MANAGEMENT'S PROJECTIONS, ESTIMATES AND ASSUMPTIONS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. WHILE THE COMPANY BELIEVES IN THE VERACITY OF ALL STATEMENTS MADE HEREIN, FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT, WHILE CONSIDERED REASONABLE BY THE COMPANY, ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES AND KNOWN AND UNKNOWN RISKS. MANY OF THE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT EVENTS AND THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. PLEASE SEE THE "RISK FACTORS" IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A DESCRIPTION OF SOME, BUT NOT ALL, RISKS, UNCERTAINTIES AND CONTINGENCIES.

ITEM 1: BUSINESS

         INTRODUCTION.

         Planet Entertainment Corporation was incorporated under the laws of the State of Delaware in May 1996. On October 9, 1996, all of the outstanding capital stock of the Company was acquired in a reverse merger stock exchange transaction by Ampro International Golf Tour, Inc. ("Ampro"), a Florida corporation, which, as the surviving corporation, changed its name to Planet Entertainment Corporation. During the past three (3) years, the Company has made several acquisitions, as described below in "Development of Business" in this
Item 1. In October 1998, subsequent to its acquisition of Northeast One Stop, Inc. ("NEOS"), the Company changed its fiscal year end to August 31.

         BUSINESS SUMMARY.

         The Company is currently involved in various areas of the recorded music industry. The Company's principal business, primarily through its wholly-owned subsidiary, NEOS, is the wholesale distribution of pre-recorded music in the form of compact diskettes ("CDs"), cassette tapes, and other entertainment related products such as video tapes, Digital Video Diskettes ("DVDs") and, to a much lesser extent, music or entertainment related apparel, such as t-shirts. The Company's business activities also include the acquisition, licensing, production, marketing and distribution of high quality recorded music. Through NEOS, the Company distributes approximately 130,000 front end titles of pre-recorded music to independent record stores, college bookstores and mass merchants. Generally, front end titles are popular, current, pre-recorded music titles. In addition, through its recording studio, the Company produces such types of music as gospel, adult contemporary, reggae, top 40, blues, country, rap, rock, instrumental, rock & roll, jazz, pop rock, classical, easy listening, big band, rhythm & blues, and various ethnic folk music recordings.

            The Company owns certain exclusive and non-exclusive rights associated with approximately 15,000 music master recordings from existing music catalogues of recorded music. A "master recording" is the original, final, then-recorded version of a song recorded in the studio. Of such 15,000 master recordings that the Company has the right to exploit, the Company has exclusive rights to approximately 5,000 or thirty-three (33%) percent, and the Company has non-exclusive rights to the remaining approximately 10,000 or sixty-seven (67%) percent. The exclusive amounts are estimates based upon one officer and director of the Company having indicated that he recorded such masters, and representations contained in the contracts for such masters. The Company's exclusive rights to such master recordings means that only the Company is entitled to exploit the particular master recording. Non-exclusive rights to master recordings allow the Company as well as other persons who demonstrate the right to exploit such master recordings to exploit the particular master recordings.

            The Company also records new artists. These master recordings are typically stored on Digital Audio Tape ("DAT"). The Company, at its 48-track recording studio and mastering facility in Chester, Pennsylvania, and its 24-track studio in Jackson, New Jersey, re-digitizes existing master recordings, enhances these master recordings by removing certain impure sounds which exist due to aging, and re-compiles these recordings along with its recordings of new artists on "glass master" CDs for mass production and distribution to its customers through traditional and non-traditional distribution channels. A "glass master" CD is a CD created for a particular artist's recording which is created and used as the master for mass duplication purposes.

            With respect to its collection of master recordings, the Company's strategy has been to produce compilation CDs containing enhanced or re-digitized master recordings from its existing library, to market them directly through NEOS or other distributors, to contribute these compilation CDs to joint ventures in which the Company is a party, and to license these compilation CDs to third parties for marketing and sale by unaffiliated distributors. (See "Development Of Business" below in this Item 1.)

             In September 1998, the Company acquired all of the issued and outstanding capital stock of NEOS, which is principally engaged in the distribution of records and compact diskettes as a "one-stop" and "rack-jobber." "One-stops" are centralized order fulfillment centers for small to medium sized retail stores, typically record stores, that obtain a wide-variety of recorded music in various formats from several independent producers at a stated price, or mark-up. "Rack-jobbers" typically purchase and distribute recorded music through racks and kiosks in retail stores, and encompass a narrower range of selection, typically from proprietary sources for a stated percentage of sales, and often with the full right of return. The Company's strategy is to permit the sale of its products and other "front line" titles over the Company's business to business Internet site and to serve as its own fulfillment center and distribute compilation CDs created from its own music catalogue through NEOS. Currently, NEOS purchases the pre-recorded music from certain major record companies (including, but not limited to SONY Music Entertainment, Inc., Universal Music and Video Distribution, Polygram Group Distribution, EMI Music Distribution, Warner/Electra/Atlantic Corporation and BMG Distribution), and other distributors for sale at approximately eighty-two (82%) percent of its resale price to its customers. The Company, similar to other wholesale distributors of pre-recorded music, does not have any written contracts with these major record companies and as a result such relationships may be terminated at any time. Although NEOS has been distributing pre-recorded music for such major record companies for a number of years, no assurances can be given that any such person would not terminate its relationship with NEOS. The termination of one or more of such relationships could have a material adverse effect on the Company. The Company expects to also supply compilation CDs to NEOS from the Company's catalogue of existing master recordings, at a lower cost.

         CORPORATE STRATEGY.

         The Company's goal is to continue to grow its entertainment wholesale division, Northeast One Stop, by leveraging the new fulfillment and distribution systems currently in place and striving to provide customers with a superior level of service. The Company believes it differentiates itself from competitors by offering competitive pricing along with reliable and accurate fulfillment. We plan to continue to expand our customer service and Internet capabilities, make further system enhancements and increase product selection/depth to become a more valuable supplier to entertainment retailers. We intend to leverage our investment in fulfillment and distribution systems by seeking a larger facility during fiscal year 2000 to improve our productivity. We will pursue further growth through internal growth and possible acquisitions.

         NXTREND TECHNOLOGY "NXTREND"

         During 1998, NEOS began to explore a new software and hardware platform, additional warehouse automation equipment, and an Internet technology platform that, once integrated with our software/hardware, would allow the Company to be more efficient, globally competitive and technologically advanced. In early 1999 NEOS selected NxTrend Technology, Inc. ("NxTrend") to develop and install a custom hardware and distribution software solution. Generally, the NxTrend solution allows NEOS to simplify and expedite operations, reduce inventory, expand performance reporting, including product margin/cost analysis, improve customer service levels and integrate the Internet into daily operations. The NxTrend package was installed at a cost of approximately $600,000 and became operational in October 1999.

         PROPOSED WAREHOUSE EXPANSION/AUTOMATION.

         NEOS is presently negotiating a lease for the first quarter of calendar year 2000, which will increase NEOS's corporate headquarters/warehouse from the current 41,000 square feet to approximately 88,000 square feet. There is no assurance that the Company will obtain this space or other suitable space or the terms of any such lease. If leased, the larger warehouse space would also allow us to further increase our Stock Keeping Unit ("SKU") count from approximately 140,000 to more than 200,000, which should make us more attractive to customers. A new facility should also allow for additional expansion in future years. NEOS continues to make significant investments in additional automation equipment that would be moved to a new facility. To date, the Company has spent approximately $250,000 on expanding the carousel system and related software. The Company believes this equipment will allow it to increase volume and carry additional SKUs. The Company also has ordered new sortation equipment from Dorner Manufacturing Corporation ("Dorner") that will sort, scan, and label 200 pieces per minute. The sortation equipment should allow for greater dollar volume with less payroll per unit shipped, while at the same time allowing us to maintain our current low error rate status.

         INTERNET FULFILLMENT.

         With the growth of the Internet, warehousing and fulfillment have become major issues to all E-commerce companies including those traditional brick and mortar retailers that now, in an effort to expand their own potential sales base, are adopting what is becoming known as a "click and brick" strategy. NEOS expanded its current systems to more adequately service and grow with our music retailers. We configured and upgraded hardware, software, and sorting/shipping equipment in such a way to be able to utilize our facilities to provide third party warehousing, fulfillment and distribution services for Internet retailers covering a diverse array of products.

         During 1999 NEOS began servicing several Internet retailers such as Amazon.com, EveryCD.com, Tower mailorder, Internet Shopping Network (ISN), and CDUniverse.com. During fiscal year 2000 we hope to fulfill customer orders for additional Internet retailers by shipping product directly to the individual customer. These retailers tend to sell mostly very deep catalog and require conformance to their own specific EDI (electronic data interchange) requirements. We believe our new software platform and our deeper catalog allow us to pursue customers that we were unable to pursue in the past. We plan to focus a substantial portion of our resources on this business segment over the next 12 months.

         WEBSITES.

         The Company has two distinct websites. Planet's wholesale site is devoted to NEOS's current customers (www.neoneb2b.com). The website is meant as an order entry tool for wholesale business customers and affiliated Internet-based customers, thus the reference "b2b" (business to business). The Corporate site (www.planetentertainment.com), which will undergo a reconstruction during the first half of calendar year 2000, will be designed to focus on the music catalog and compilation albums as well as provide general corporate information regarding Planet Entertainment Corp. (PNEC).

         To date, the Company has spent approximately $200,000 in connection with developing its websites. Such costs include payments to its developer and other technical support providers. Although no assurances can be given, the Company expects its business to business Website to be online during December 1999 and fully integrated with the Company's new hardware/software platform during the first quarter of calendar year 2000. The redesigned PNEC website is expected to be fully integrated during the first half of calendar year 2000.

         Neos Business to Business Website. At the heart of the NEOS b2b website is a MUZE database, a searchable database that uses a Verity Information Server
- a powerful search engine tool that quickly returns information on a massive catalog of Pop, Rock, Jazz, Country and all other genres of music. The MUZE database contains many tables consisting of hundreds of thousands of artist names and album titles as well as millions of song titles. There are also a number of music related video titles, which will be available via the music searches, as well as MUZE album art. The database will search by Title, Artist, Song Listing, Catalog number, Genre and Label. The MUZE database is widely recognized as the premier source of online music information. The website also includes a full line of DVD and music videos.

         The NEOS business to business website is designed with the customer in mind. Flexible "fuzzy logic" searches allow users to input partial, or even incorrect information and still get their desired result. Album artwork accompanies search results to let the user know for sure that they have found the right title. Price information and purchase options are listed with search results, making ordering product simple and quick. A search engine based on NEOS's own accessory database features the same functionality as the main search engine allowing customers to search for accessories (headphones, recordable CDs, blank video/audio tapes, and others) by manufacturer, product category, or item.

         Planet's Corporate Website. As mentioned above, the Company's corporate website will be reconstructed during the first half of calendar year 2000. The Company expects the website to feature the following capabilities; however, the website has yet to be redesigned and there is no assurance as to the features of the website until completion. The website is expected to: include a complete listing of the Company's music catalog; search the Company's 15,000+ database of songs (for custom licensing, premium incentive and special product business customers); be organized according to musical genre; feature approximately 100 PNEC compilation albums and photographs of the album cover, sound bites and a written review of the CD; be linked to the NEOS b2b site and numerous other music and Internet retailers; offer weekly music and video specials to retail consumers, websites, wholesalers and distributors; feature a "shopping cart" that will process all major credit card transactions, with product fulfillment handled by NEOS; contain financial information, press releases and investor information on PNEC; and feature PNEC Records, Renaissance Records and Planet Nashville's proprietary lines of 100, 128, and 14 compilation albums, respectively. During calendar year 2000, these companies hope to introduce approximately 100 new albums for traditional and Internet retailing. PNEC's website will be designed to provide an additional outlet for independent labels and artists that are currently without representation and that have a CD or cassette tape for sale.

         EXPAND EXISTING ACCOUNT BASE.

         NEOS's catalog previously was not deep enough to supply all the needs of retailers. We believe our greater catalog depth of 140,000 SKUs now enables us to be the primary supplier for a much greater percentage of our account base which we believe results in more sales to those customers. We intend to attempt to continue to grow market share, both through deeper penetration with existing customers and by entering new markets. We believe our investment in our systems, including NxTrend and carousel automation, as well as the years we have spent developing and refining them provide us a competitive advantage. Because we are currently a full-service provider, we have been able to attract many new retail customers who were previously unavailable to us. With our new software platform and EDI and ASN (advanced shipping notice) capability we believe we will be able to solicit large specialty music retailers as well as mass merchants.

         NEW CUSTOMERS.

         As a full line entertainment retailer, with new systems in place, the Company intends to concentrate on specific target groups of potential new customers including large mass merchants, and export customers. Due to the rapid growth of the DVD market as a format for movies and music videos, the Company carries many DVD products. In addition to music and video retailers, the Company may market music and video products to a variety of stores, including those offering book and gift items. Additionally, NEOS has plans during the year 2000 to open two additional satellite sales offices.

         CHAIN BUSINESS.

         In our current facilities, with our current depth of catalog and our new computer system, we have the ability to offer EDI or ASN to customers. We believe this is particularly important for large mass merchant and multiple-outlet customers. Long-term relationships already exist between executives of the Company and those at a number of nationwide music retailers.

         EXPORT.

         We believe there exists a significant opportunity in exporting, particularly in deep catalogue, DVD, and accessory items. It is our intention to become involved in this aspect of the industry. The sales office scheduled to open soon in Florida will focus on developing this business. Our intention is to limit this business to no more than 20% of our overall volume.

         EXPLOIT THE SALES POTENTIAL OF DVD.

         In early 1999, NEOS expanded our SKU base to include DVD. While our sales of this product line are not yet fully maximized, industry publications are reporting hardware sales for this format that are substantially higher than projected and it is expected that sales to consumers will follow. We expect 2000 to be a breakthrough year for DVD sales and believe that we will participate in that growth.

         ACQUISITION OF MASTER RECORDINGS; SALES OF MASTER RECORDINGS

         In July 1996, as a result of the Company's acquisition of Maestro Holding Corporation ("Maestro"), the Company acquired certain exclusive rights associated with the exploitation of approximately 5,000 master recordings, and in November 1996, through its agreements with J. Jake, Inc. ("J. Jake") and Gulf Coast Music, LLC ("Gulf Coast"), the Company acquired certain exclusive and non-exclusive rights associated with the exploitation of approximately 10,000 additional master recordings. The Company has not recorded the 5,000 master recordings purchased from Maestro on its books because predecessor costs could not be determined but has recorded on its financial statements its rights to 10,000 additional master recordings purchased from J. Jake, Inc. and Gulf Coast as having a value of approximately $6,625,000 (less accumulated amortization of $58,963).

         As of November 26, 1999, the Company has sold copies of non-exclusive master recordings in two separate transactions. In one transaction, the Company sold a copy of 2,500 master recordings and in another transaction the Company sold a copy of 5,000 of its master recordings. All copies of master recordings are sold without third party rights. In such sales, the Company receives restricted shares of common stock from the purchasers.

            The Company's current inventory of master recordings includes a broad range of musical genres including adult contemporary, classical, gospel, blues, rap, reggae, jazz, instrumental, easy listening, big band, swing, Christmas, country, pop, rock and roll, and rhythm and blues, and a partial listing of artists included in the Company's non-exclusive master catalogue include Louis Armstrong, Tony Bennett, George Benson, Glen Campbell, Nat King Cole, Bing Crosby, Sammy Davis, Jr., Fats Domino, Duke Ellington, Ella Fitzgerald, Marvin Gaye, George Gershwin, Dizzy Gillespie, Bill Haley's Comets, Billie Holliday, John Lee Hooker, Lena Horne, The Ink Spots, Jackson Five, Al Jolson, Quincy Jones, Frankie Lane, Glenn Miller, Willie Nelson, Charlie Parker, Dolly Parton, Neil Sedaka, Pete Seeger, Sisters Sledge, Steely Dan, Ike & Tina Turner, The Tokens, The Crystals, The Tramps and Randy & the Rainbows.

         Documents supporting the chain of title to each master recording owned by or licensed to the Company on an exclusive or non-exclusive basis are maintained by the Company. Possession of the master recordings permits the Company to reproduce and distribute them under the Company's own label, or sub-license these rights to others in exchange for royalties. No assurances can be given that the Company's right to use any and or all of its master recordings will not be subject to dispute, which may result in the delay or the inability to use or exploit any particular master recording or require that the Company pay royalties which may not be available or affordable by the Company. However, the Company as of the date hereof has not created any reserve, should any master recording purchased by the Company be determined to be the property of others, principally because the Company has made only limited product sales of these recordings. The Company, however, has determined that at such time as it generates $100,000 of net product sales from its master recordings, it will create a reserve and place into escrow an amount equal to five (5%) percent of net product sales resulting from its master recordings. The Company intends on a periodic basis to review whether such five (5%) percent reserve is sufficient and may based upon such periodic reviews increase or decrease such amount. As of November 1999, the Company had neither generated a minimum of $100,000 of net product sales from its master recordings nor placed any funds into escrow.

            PRODUCTION.

            The Company owns and operates a twenty-four track studio in Jackson, New Jersey and a full service forty-eight track digital studio in Chester, Pennsylvania. The Company currently has a number of artists under contract including Nino Rossano (an Italian opera and classical singer), the Crystals, the Tramps, the Tokens, and Dakota McLeod. The continued representation of these artists and the production of their compositions are subject to popularity trends, and the continued appeal of these artists and these compositions.

            COMPOSITIONS AND ENHANCEMENTS.

            In addition to the 130,000 front end titles  distributed by its NEOS subsidiary, the Company markets either from its existing catalog of recordings or repackages compilations of previously recorded music by utilizing its library of master recordings. Through the Company's studios in New Jersey and Pennsylvania, the Company composes musical CDs containing the original and re-recorded music of various artists arranged according to musical genre, and designed to be mass marketed by the Company through its distribution channels. The Company employs experienced engineers and owns certain multi-media equipment that permits the Company to transform and edit its previously published and unpublished master recordings from their original state to a higher quality state using certain sound purification techniques and by converting older recordings produced under the analogue format into a digital format.

            By combining these compositions with visual graphics and video clips, the Company can produce an entirely new product by re-mastering the Company's recordings in compositions expected to appeal to the public's tastes. Moreover, by combining these compositions, with outstanding visual effects, the Company has the technology to produce video enhanced Compact Diskettes. In connection with the transformation, editing, re-composition, and republishing of the Company's master recordings, the Company produces its own art work, posters, CD inserts, informational materials and brochures. The Company's associated labels include PNEC Records and several affiliated labels including Planet Records, Planet Nashville ("Backtracks"), Higher Grounds Records and Planet Africa.

            MANUFACTURING.

            The Company manufactures "glass masters" and prototype CDs for use as samples, together with all artwork and CD inserts, but it employs and is dependent upon others to press and mass produce the Company's compact diskette recordings for resale. Currently, the Company's products are mass produced or pressed by Denon Interactive Media, a division of Nippon Columbia, Ltd. and other CD pressing facilities.

            DISTRIBUTION.

            At  present,   all  of  the  Company's  products  are  sold  through
distributors. The Company's strategy is to produce digitally enhanced and re-arranged master recordings, from its existing catalogue, and from its catalogue of new artists, and to enter into joint ventures with other parties under which such other parties would license, mass produce and market these products through traditional retail distribution channels, in exchange for royalties. To date, the Company has entered into one license agreement (the "NCL License Agreement"), with Nippon Columbia Co. Ltd. ("NCL"), pursuant to which the Company granted the exclusive rights to NCL and Denon Corporation, USA, a wholly-owned subsidiary of NCL, to press, duplicate, distribute, sell and market music CDs and video rights in various regions of Asia. In addition, the Company is actively engaged in negotiations with other persons for similar license arrangements. No assurances can be given, however, that the NCL License Agreement will produce any material revenues to the Company, or that the Company in the future will be able to enter into any other similar arrangements. In May 1998 the Company entered into a joint venture agreement with New Millennium Communications concerning the licensing and distribution of the Company's products in Europe and in February 1999 the Company entered into a joint venture with Shandel Music Company, a South African limited liability company concerning the distribution of products in Africa, Australia, New Zealand and Israel. No assurances can be given that any revenues or income will be generated as a result of such arrangements.

            The Company intends to continue to develop the distribution of its products through traditional and non-traditional distribution channels including promotional and premium licensing, specialty marketing, and through the use of the Internet. As previously discussed in "Corporate Strategy," the websites of the Company and NEOS should be operational by the first half of calendar year 2000 and December 1999, respectively.

            In September 1998, the Company acquired all of the issued and outstanding capital stock of NEOS. NEOS was formed in 1983 by Louis J. DelSignore, who, prior to the Company's acquisition of NEOS in September 1998, was its sole shareholder. NEOS is principally engaged in the wholesale distribution of pre-recorded music which NEOS purchases from certain major record companies and other distributors. Approximately $28,346,000 (67%) percent of NEOS's net sales are derived from its "one-stop" division, and approximately $13,873,000 (33%) percent of its net sales are derived from its "rack-job" division. However, NEOS lost its primary rack-job division customer, Meijer, which stopped ordering products from the Company in January 1999. Although the Company believes the loss of Meijer as a customer may have a material adverse effect on the Company's future results of operations, the Company believes that increased sales from its one-stop division may partially offset the loss of Meijer as a customer. There can be no assurance that the Company will be able to either replace or offset sales losses from Meijer. Through its "one-stop" division, NEOS offers and sells approximately 130,000 front end titles or SKUs of popular recorded music to approximately 1,000 customers, many of which are independent music stores or retailers. Through its "rack-job" division, Summit Entertainment, NEOS offers for sale approximately 130,000 front end titles of popular recorded music through racks or kiosks located in certain mass merchandise retailers and fifty college campuses nationwide.

         DEVELOPMENT OF BUSINESS.

         In July 1996 the Company acquired from Maestro title to 5,000 master recordings, publishing rights to over 300 songs, and all equipment and fixtures contained in a twenty-four track studio located in Jackson, New Jersey.

            In September 1996, the Company entered into a production and distribution agreement with Multi-Media Industries Corporation ("MMIC"), under the label Century Records, concerning the production and distribution of enhanced multi-media CDs, playable on computers with compact diskette drives. In accordance with the terms of the agreement, since September 1996 the Company has produced ten compilation CDs, including six visually enhanced CDs, and through Koch International Corporation, the Company has shipped approximately 35,000 units. One of the Company's executive officers and directors, Joseph Venneri, is a shareholder of MMIC and, Richard Bluestine, the Company's Chief Financial Officer and a former director of the Company, is a shareholder of MMIC and, from June 1995 through May 1997, was an officer and director of MMIC. In 1997, the

Company recorded approximately $204,362 in revenues from MMIC, of which amount $180,615 remains uncollected as of August 1999. (See "Item 12. Certain Relationships and Related Transactions.")

            On October 9, 1996, all the outstanding capital stock of the Company was acquired by Ampro. In connection with this transaction, each share of Planet common stock issued and outstanding was exchanged for one share of Ampro, with Ampro as the surviving corporation, which changed its name to Planet Entertainment Corporation.

            Pursuant to a September 1996 agreement and subsequent amendments, the Company acquired unencumbered title to 10,000 master recordings from Music Marketeers and J. Jake in exchange for 1,500,000 shares of the Company's common stock and the assumption of three promissory notes totaling $1,250,000 payable over five (5) years (the "Promissory Notes"). In 1997, Music Marketeers' rights and obligations under this agreement with the Company were assigned to Gulf Coast. It was subsequently agreed that J. Jake and Gulf Coast would return to the Company an aggregate of 1,400,000 shares of the Company's Common Stock and forgive the outstanding principal on the $1,250,000 Promissory Notes together with accrued interest in exchange for approximately $175,000 in cash and short term notes totaling approximately $2,850,000 (the "Gulf Coast Note"). The Company failed to pay the remaining balance on the Gulf Coast Note ($2,550,000) by December 15, 1998 and, according to the terms of the agreement, the Company lost its right to acquire 694,000 of the 1,400,000 shares, and is bound by the original terms of the Promissory Notes under which there remains outstanding $500,000 in principal, with interest and principal due and payable over the next two (2) years. Pursuant to an agreement dated August 26, 1999 between the Company and Gulf Coast, the Company will remove the restrictive legend on the 694,000 shares and the net proceeds to Gulf Coast from sale of such shares of stock will reduce the remaining balance on the Promissory Notes. In addition, if the sum of any payments made by the Company on the Promissory Notes plus the net proceeds from the sale of such shares aggregates $1,800,000 on or before June 1, 2000, then the Promissory Notes will be deemed paid in full and any remaining shares held by Gulf Coast will be returned to the Company.

            In March 1997, the Company acquired all the issued and outstanding capital stock of Al Alberts On Stage, Ltd. in exchange for 100,000 shares of the Company's common stock valued at $214,000, under the "purchase" method of accounting. The assets of Al Alberts On Stage, Ltd. consisted primarily of furniture, fixtures and equipment contained in a forty-eight track studio located in Chester, Pennsylvania. The Company also entered into a lease with the former shareholders of Al Alberts On Stage, Ltd. to lease a 13,400 square foot building together with improvements in Chester, Pennsylvania where the Company's studio is located.

            On April 22, 1997, the Company entered into a non-exclusive licensing agreement with Sun Entertainment Corporation of Nashville, Tennessee pursuant to which the Company obtained non-exclusive rights to 7,500 master recordings, including "Whole Lotta Shakin Going On" by Jerry Lee Lewis, "I Walk The Line" by Johnny Cash, "Blue Suede Shoes" by Carl Perkins, "Chapel of Love" by the Dixie Cups, "The Boy From New York City" by the Ad Libs, and "Harper Valley PTA" by Jeannie C. Riley, in consideration for advance payments against future royalties that will accrue on all tapes and CDs that are sold by the Company. It is unknown to the Company if any other entity or entities have been granted non-exclusive rights to these recordings, and upon what terms, if any, such non-exclusive rights might be available. To date, the Company has not attempted to exploit these master recordings, has not received any royalties, has not recognized any revenue as a result of this agreement, and is unable to predict if and when the Company will earn revenue as a result of this agreement.

            In July 1997, the Company entered into a joint venture agreement with MMIC regarding the production of 20 compilation CDs per year by the Company. According to the terms of the agreement, all net income from the production, development and distribution of the releases are to be divided equally on a 50%-50% basis between the Company and MMIC. No revenues have been earned under this agreement. One of the Company's executive officers and directors, Joseph Venneri, is a shareholder of MMIC, and Richard Bluestine, the Company's Chief Financial Officer and the former Chief Financial Officer and a director of MMIC, is a shareholder of MMIC and, from June 1995 through May 1997, was an officer and director of MMIC.

         In May 1998, the Company authorized and issued 500 shares of 7% Series A Convertible Preferred Stock (the "Preferred Stock") to JNC Opportunity Fund Ltd. ("JNC") at a stated value of $10,000 per share for a total of $5,000,000. Each share of the Preferred Stock initially was convertible into the Company's Common Stock at the lesser of (a) $8.885 per share (the "Initial Conversion Price"), or (b) seventy-eight (78%) percent (the "Discount Rate") multiplied by the average of the five lowest per share market prices of the Company's common stock during ten trading days immediately preceding the notice of conversion. Because the Company did not satisfy certain express obligations to JNC set forth in the Company's Amended and Restated Articles of Incorporation governing the Preferred Stock (the "Terms"), the Discount Rate was reduced from its initial rate to fifty-eight (58%) percent. In connection with this transaction, the
Company agreed to indemnify JNC against certain liabilities and damages, and issued warrants (the "Warrants") to purchase 75,000 shares of the Company's Common Stock to JNC at a price of $9.625 per share exercisable over a term of five (5) years, and the Company also issued warrants to purchase 150,000 shares of the Company's Common Stock to CDC Consulting, Inc. ("CDC"). As a result of this transaction, the Company received net proceeds of approximately $4,475,000. JNC received certain registration rights with respect to the Common Stock underlying its Preferred Stock and Warrants and CDC received certain registration rights with respect to the Common Stock underlying its Warrants. The Company filed a registration statement on Form SB-2 covering an aggregate of 2,750,000 shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. To date JNC has converted 35 shares of Preferred Stock into 171,748 shares of Common Stock, resulting in JNC owning as of the date hereof 465 shares of Preferred Stock.

         Pursuant to the Terms, JNC is prohibited from converting the Preferred Stock (or receiving shares of Common Stock as payment of dividends thereunder), to the extent that such conversion would result in JNC owning more than 4.999% of the outstanding Common Stock of the Company following such conversion. Such restriction is waivable by JNC upon not less than seventy-five (75) days' notice to the Company.

         Effective in September 1998, the Company purchased all of the issued and outstanding capital stock of NEOS from the stockholder of NEOS, in consideration for $2,250,000 in cash, a non-interest bearing Promissory Note in the amount of $750,000 (all of which was paid), options to purchase 250,000 shares of the Company's Common Stock valued at $814,000, and options issued to two stockholders of the Company to purchase a total of 250,000 shares of the Company's Common Stock valued at $1,147,750.

         COMPETITION.

         In all lines of its business the Company faces intense competition ranging from small regional businesses to large international companies. The Company's ability to succeed in the future and to meet future competition in the pursuit of satisfying the public's tastes will depend on its ability to attract talented new artists or persons or companies who control existing valuable libraries of master recordings as well as the appeal of compositions in its existing library. There can be no assurance that the Company will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may also increase the competitive pressures on the Company.

         The creation and distribution of music compositions is highly competitive and the Company has a substantial number of direct competitors, including large companies with substantially greater financial and marketing resources. Although the Company believes that its enhanced compositions are new and unique, no assurance can be given that competitors possessing greater financial resources and established distribution facilities will not be able to develop products which directly compete with the Company's products and at substantially lower prices than those available from the Company.

         The "one stop" record distribution business is also highly price sensitive with a limited number of larger companies such as Valley Media, Inc., AEC One-Stop Group and Universal, accounting for a large percentage of the industry's annual sales. These companies are significantly larger, have greater financial resources and have larger technical and creative staffs than the Company.

         EMPLOYEES

         As of November 30, 1999, the Company and its subsidiaries, including NEOS, had a total of approximately 120 employees, all of whom were full-time employees. The Company has no collective bargaining agreement with its employees and no union represents them. There have been no interruptions or curtailments of operations due to labor disputes and the Company believes that relations with its employees are good.

ITEM 2: PROPERTIES

            The Company's principal office, located at 222 Route 35 South, Middletown, New Jersey 07748, is leased from the brother-in-law of Wallace Giakas, an officer, director, and one of the Company's principal shareholders in consideration for the sum of $1,000 per month for a term of three (3) years. The Company also rents a 1,500 square foot facility in Jackson, New Jersey, for the sum of one dollar per month for a term of five (5) years from Joseph Venneri, an officer, director, and principal shareholder of the Company, where the Company operates a full service, 24-track recording studio. (See Item 12. "Certain

Relationships and Related Transactions"). No assurances can be made that these shareholders or their relatives may not in the future demand increased rent from the Company in consideration for the use of these properties, or that the Company will not relocate its operations at substantial cost to the Company, if necessary, which may adversely affect the Company's financial condition and results of operations.

            Currently, the Company is also party to a five (5) year lease agreement relating to approximately a 13,400 sq. ft. facility located on 15 East 8th Street, Chester, Pennsylvania from Albert N. Albertini, Albert V. Albertini, Christopher M. Albertini, and Al Alberts On Stage, Ltd. These premises are leased for a term of five (5) years from March 1, 1997 through February 28, 2002, and which may be renewed at the election of the Company for an additional five (5) years. Rent during the initial term is equal to debt service on the mortgage and the real estate taxes imposed on the premises of approximately $24,000 per year. At the end of the first term, the Company has the option to acquire the premises for $10, with the assumption of certain liabilities principally consisting of an outstanding mortgage in the approximate amount of $125,748. These studios are utilized by the Company to produce enhanced musical compositions and new master recordings to be distributed by the Company and others.

         Through its NEOS subsidiary, the Company is a party to a one year lease, relating to approximately 1,000 sq. ft. in Philadelphia, Pennsylvania at the rate of $655 per month, is a party to a one-year lease expiring November 1999 in Reisterstown, Maryland relating to approximately 850 square feet at the rate of $600 per month and is party to a five (5) year lease in Latham, New York relating to approximately 41,000 sq. ft. at the rate of $15,000 per month. With the exception of the Latham facility, these leases are with unrelated parties. The Latham facility is owned by a corporation owned and controlled by Louis J. DelSignore, an officer and director of the Company, and former sole stockholder of NEOS. (SEE Item 12. "Certain Relationships and Related Transactions.")

         NEW FACILITY. As the Company integrates the NxTrend system, sortation equipment and Business to Business website, NEOS will require additional warehouse space to handle the potential increase in fulfillment business. The Company is currently attempting to secure an 84,000 square foot facility. No assurance can be given when, or if, the Company will acquire or lease such property, or the terms of any such transaction.

ITEM 3: LEGAL PROCEEDINGS

         There are currently no threatened or pending material legal proceedings against the Company. From time to time, the Company has received notices from a limited number of third parties claiming an ownership interest in certain master recordings published by the Company and sold through its distributors, demanding, among other things, that the Company immediately cease distributing these master recordings, or in the alternative, demanding that the Company pay them royalties. The Company has responded by providing these entities with information regarding the Company's chain of title to these recordings, and in two instances the Company has suspended the future release of the recordings until the matters are resolved. There can be no assurances that either of these matters will be resolved to the Company's satisfaction or that additional claims will not be brought against the Company in the future by other third parties, or that any such claims will not be successful. If such a claim were successful, the Company's business could be materially adversely affected.

         In July 1999, the Company initiated a lawsuit against a former major customer, Meijer, Inc. ("Meijer"), and Summit United Service, LLC ("Summit United"). In this lawsuit, the Company alleges that Meijer and Summit United are liable to the Company for certain display rack fixtures that were supplied to Meijer in order to merchandise and sell music and music related products. The net book value of the display rack fixtures at issue in the lawsuit is approximately $200,000. In addition, the Company is suing for reasonable rental value of the display rack fixtures, advertising credits in the amount of $67,379, a new store allowance credit in the amount of $171,041 and improper deductions for return product in the amount of $300,644. As of August 31, 1999, no counterclaim or other claims have been asserted or threatened against the Company arising out of these transactions. Management of the Company is vigorously prosecuting this lawsuit which is in the discovery process.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of securityholders.


PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

(a)      Market Information

         The Company's Common Stock is currently traded on the National Association of Securities Dealers, Inc. Automated Quotation System's Bulletin Board (OTC:BB) under the symbol "PNEC." There is only a limited public trading market for the Common Stock. There can be no assurance that an active public market will develop or, if developed, be maintained for the Common Stock. The high and low prices for the Company's Common Stock during the calendar quarter preceding the dates below, and the closing bid price on each such date, are as follows:

                                  High            Low              Close
                                  ----            ---              -----
    1997
    ----
    December 31, 1997             $6.00           $2.75            $2.87

    1998
    ----
    March 31, 1998                $4.87           $1.87            $3.00

    June 30, 1998                $11.43           $2.75            $6.00

    September 30, 1998            $5.50           $5.25            $5.43

    December 31, 1998             $4.75           $4.62            $4.62

    1999
    ----
    March 31, 1999                $7.32           $3.68            $4.00

    June 30, 1999                 $3.93           $3.78            $3.93

    September 30, 1999            $2.56           $2.44            $2.44


-------------------
* Source: National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"), OTC Bulletin Board. Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Company believes that the OTC: BB is the principal market for its Common Stock.

(b) Holders. The Common Stock was held by approximately 254 holders of record as of November 30, 1999. The Company believes that it has a substantial number of beneficial holders of its Common Stock.

(c) Dividends. The Company has not paid dividends to date on its shares of Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors. The payment of dividends, if any, in the future will depend upon the Company's earnings, capital requirements and financial conditions and other relevant factors.

         The Company's Board of Directors does not presently intend to declare any dividends in the foreseeable future but instead intends to retain all earnings, if any, for use in the Company's business operations.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS DOCUMENT INCLUDES STATEMENTS THAT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1955. THE COMPANY WOULD LIKE TO CAUTION READERS REGARDING CERTAIN FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT AND IN ALL OF ITS COMMUNICATIONS TO SHAREHOLDERS AND OTHERS, PRESS RELEASES, SECURITIES FILINGS, AND ALL OTHER COMMUNICATIONS. STATEMENTS THAT ARE BASED ON MANAGEMENT'S PROJECTIONS, ESTIMATES AND ASSUMPTIONS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. WHILE THE COMPANY BELIEVES IN THE VERACITY OF ALL STATEMENTS MADE HEREIN, FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT, WHILE CONSIDERED REASONABLE BY THE COMPANY, ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES AND KNOWN AND UNKNOWN RISKS. MANY OF THE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT EVENTS AND THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. PLEASE SEE THE "RISK FACTORS" IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A DESCRIPTION OF SOME, BUT NOT ALL, RISKS, UNCERTAINTIES AND CONTINGENCIES.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO WHICH ARE INCLUDED ELSEWHERE HEREIN.

GENERAL

         The Company was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In July 1996, the Company acquired from Messrs. Arnone, Giakas and Venneri, the three controlling shareholders, directors and officers of the Company, for shares of Common Stock in the Company, all of the issued and outstanding common stock of Maestro. Maestro owned exclusive rights to approximately 5,000 master recordings, and subsequently acquired exclusive and non-exclusive rights to an additional 10,000 master records.

         As indicated elsewhere herein, effective as of September 1, 1998, the Company acquired NEOS. For the years ended August 31, 1999 and 1998, NEOS had net revenues of $42,219,378 and $34,793,341 respectively, which constituted approximately 96% (on an actual basis) and 99% (on a pro forma basis), respectively, of the Company's net revenues for such periods. Prior to the September 1, 1998 NEOS acquisition, the Company had limited revenues and income. As a result, the results of operations of the Company commencing as of September 1, 1998 reflect in large part the operations of NEOS. In addition, all financial data of the Company prior to September 1, 1998 is to a large extent non-material, other than certain losses resulting from general and administrative expenses incurred in connection with entering into the various production and distribution agreements, as well as professional fees incurred related to the registration of the Company's Common Stock. Accordingly, to assist the reader in a clearer understanding of this Report, the Company will compare its results for the twelve month period ended August 31, 1999, which reflects the Company's consolidated results of operations, to its pro forma results of operations for the comparable period in the Company's fiscal year 1998 which ended August 29, 1998 ("Fiscal 1998"), which assumes the NEOS Acquisition occurred effective as of September 1, 1997.

         The Company has five offices. Planet has its corporate headquarters in Middletown, New Jersey and a recording studio in Chester, PA. NEOS has administrative headquarters and warehouse in Latham, New York, and two sales offices located in Philadelphia, Pennsylvania and Baltimore, Maryland. In addition, a Florida office is scheduled to open soon. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

         NEOS's operations can be grouped into two distinct segments - "rack jobbing" and its One Stop division. In "rack jobbing," the vendor assumes full responsibility for the customer's display, stocking the display at the customer's location and making the day-to-day decisions as to which inventory to deliver, return and present in the displays. A rack jobber owns the display material or fixtures and is responsible for the proper presentation of goods within the display. Prior to 1995, NEOS was principally a wholesaler of pre-recorded music and entertainment products through its One Stop division ("One Stop Business"). The One Stop Business primarily operates as a centralized order fulfillment center for the small to medium sized retail stores, typically record stores, that obtain a variety of recorded music and video. This aspect of the business supplies merchandise based on the orders placed by its customers. The customers in this segment of the business are responsible for the selection of titles and the decisions regarding the return of merchandise.

         According to the Record Industry Association of America's Recording Industry Releases 1998 Manufacturers' Shipment and Value Report, CD album unit shipments rose 12.5% from 753.1 million in 1997 to 847.0 million in 1998. Cassette unit shipments continued to drop from 172.6 million in 1997 to 158.5 million in 1998 (down 8.2%). These trends have held consistent in the statistics available for the first six months of calendar year 1999. DVD saw the largest growth percentage from approximately 154,000 units in the six months ended June 30, 1998 to approximately 800,000 units in the six months ended June 30, 1999, a 520% increase. CD albums accounted for 83% of total value and 75% of total unit shipments in 1998. For NEOS, in the eight months ended August 31, 1999, CD album sales rose to approximately 84% of net sales while cassettes declined to 14% of net sales.

         NEOS recognizes sales for its One Stop Business and Rack Job Business at the time of shipment of products to its customers. All of the NEOS products are sold with a limited right of return by the customer. Generally, in the music distribution industry, wholesalers, such as NEOS, have a limited right of return to the manufacturers. Accordingly, NEOS does not accrue returns and allowances. NEOS, however, reduces net revenues by calculating actual returns. NEOS's business, similar to other businesses in the music distribution industry, is highly seasonal where a high proportion of sales occur in the Christmas season but a high amount of returns occur in the months of January through March.

         As of November 26, 1999, the Company has sold copies of non-exclusive master recordings in two separate transactions. In one transaction, the Company sold a copy of 2,500 master recordings and in another transaction the Company sold a copy of 5,000 of its master recordings. All copies of master recordings are sold without third party rights. In such sales, the Company receives restricted shares of common stock from the purchasers.

CAPITAL INVESTMENT STRATEGY

         During fiscal 1999, NEOS expended $995,149 on capital assets. The two major investments were the NxTrend system and new carousel software and hardware.

         As mentioned in the "Corporate Strategy" section of this Item 1, during October 1999 NEOS successfully converted from their previous software/hardware package to a state-of-the-art custom hardware and distribution software solution. Also, we have recently upgraded our automated state-of-the-art integrated carousel and pick to light system which allows more rapid and virtually error free fulfillment to the customer base. Our warehousing and computer systems (the result of many years of ongoing research and development) have positioned us to capitalize on the many new growth opportunities that are beginning to present themselves.

RECENT DEVELOPMENTS

         In January 1999, Meijer informed the Company that it would no longer purchase the Company's products. Meijer accounted for approximately 40% of the net revenues of NEOS during its fiscal year ended August 29, 1998 and approximately 22% of the net revenues of NEOS for the fiscal year ended August 28, 1999. Meijer is a department store chain with approximately 118 store locations, of which NEOS serviced 46 locations. Sales to Meijer were from the Rack Business. The Company anticipates that its accounts receivable from Meijer are collectible. Although the Company believes the loss of Meijer may have a material adverse effect on the Company's future results of operations, the Company believes that increased sales from its One Stop Business may partially offset the loss of Meijer as a customer. Additionally, the Company is aggressively seeking to increase its sales by soliciting prospective new One Stop Business and Rack Business customers, seeking to generate increased sales from existing customers (including increases in the number of locations serviced), and promoting its Internet customer service capabilities to third party companies. No assurances can be given, however, that the Company will be able to replace or offset sales losses from Meijer. The inability of the Company to replace or offset such lost sales will have a material adverse effect on the Company's future results of operations.

RESULTS OF OPERATIONS FOR THE COMPANY'S TWELVE MONTH PERIOD ENDED AUGUST 31, 1999 AS COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY FOR THE TWELVE MONTH PERIOD ENDED AUGUST 29, 1998

         NET REVENUES. For the twelve months ended August 31, 1999 net revenues were approximately $43,791,000 as compared to pro forma net revenues of approximately $35,152,000 for fiscal 1998, which represented an increase in net revenues of $8,639,000 or 25%. Net revenues from the One Stop Business for the twelve months ended August 28, 1999 versus the prior year, respectively, were approximately $28,346,000 as compared to approximately $20,434,000, an increase of 39%. This increase was due to an expanded customer base and greater SKU depth as well as general improvement in music industry revenues. Net revenues from the

Rack Business for the twelve months ended August 28, 1999 were approximately $13,873,000 as compared to approximately $14,359,000 in the prior year, a decrease of 3%. This decrease was primarily due to the loss of the Meijer account. In the twelve months ended August 31, 1999, Meijer accounted for net revenues of approximately $9,460,000 or 22% of net revenues for the Company. As discussed elsewhere in this Report, Meijer stopped ordering products from the Company in January 1999. Net revenues from Planet Operations for the twelve months ended August 31, 1999 versus the prior year, respectively, were approximately $1,571,000 as compared to approximately $359,000, an increase of 338%. This increase was primarily due to the $1,500,000 sale of limited rights to certain masters.

         COST OF SALES. For the twelve months ended August 31, 1999, cost of sales was approximately $35,737,000 or 82% of net revenues as compared to pro forma cost of sales for fiscal 1998 of approximately $29,171,000 or 83% of net revenues. This decrease as a percentage of revenues is primarily due to the incremental revenue from the sale of masters discussed above.

         OPERATING EXPENSES. For the twelve months ended August 31, 1999, selling, general and administrative expenses ("SG&A") were approximately $6,770,000 or 16% of net revenues compared to pro forma SG&A of approximately $5,220,000 or 15% of net revenues in fiscal 1998. Such increase in SG&A resulted from the higher level of NEOS's payroll ($940,000) in fiscal 1999 resulting from additional locations being serviced, and the increased professional and consulting fees ($515,000) primarily related to the NEOS Acquisition and in connection with the filing of the Company's registration statement on Form 10-SB and its registration on Form SB-2 of shares of Common Stock underlying the Company's 7% Series A Convertible Preferred Stock, stated value $10,000 per share (the "Preferred Stock"), of which 500 shares were sold to one investor in May 1998.

         INTEREST EXPENSE. For the twelve months ended August 31, 1999, interest expense was approximately $534,000 or 1.2% of net revenues versus pro forma interest expense of approximately $585,000 or 1.7% of net revenues in fiscal 1998. This decrease was primarily caused by less accrued interest ($41,000) on outstanding notes to related parties.

         NET INCOME (LOSS). For the twelve months ended August 31, 1999, net income was approximately $278,000 or 0.6% of net revenues, as compared to a net loss of approximately ($234,000) or (0.7%) of net revenues for the pro forma results for the fiscal year ended August 29, 1998. Pre-tax net income from NEOS for the twelve months ended August 28, 1999 versus the prior year, respectively, was approximately $564,000 as compared to approximately $751,000, a decrease of 25%. This decrease was primarily due to the loss of the Meijer account. Pre-tax net loss from Planet and its subsidiaries other than NEOS for the twelve months ended August 31, 1999 was approximately ($320,000) as compared to approximately ($985,000) in the prior year, a 68% improvement. The current year net loss is primarily due to the costs of the NEOS Acquisition and expenses related to the registration of the Common Stock underlying the Preferred Stock. The loss was partially offset by the incremental revenue from the sale of non-exclusive rights to the masters discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. Prior to the NEOS Acquisition, the Company's primary source of cash was loans from its principal shareholders, Messrs. Arnone and Giakas, and other related parties, as well as proceeds from the sale of the Preferred Stock. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of August 31, 1999 were $620,975 as compared to the pre-NEOS Acquisition August 29, 1998 cash balance of $3,850,162, or a reduction of $3,229,187. This reduction was the result of the paydown of accounts payable ($368,401), the costs and purchase price of the NEOS Acquisition ($1,627,416), the purchase of equipment ($995,149) and payments on related party debt ($500,000).

         Net cash flow used by operating activities for the twelve month period ended August 31, 1999 was $831,003. The primary uses of cash were to paydown accounts payable ($368,401) and increase the inventory ($316,505) as well as a drop in deferred revenue ($151,356). Inflows in accounts receivable ($223,477) were offset by non-cash items (i.e., marketable securities, depreciation, accrued expenses, etc).

         As of August 31, 1999, outstanding accounts receivable totaled $5,242,898. This amount is net of an allowance for bad debts of $617,143. By comparison, the pro forma consolidated accounts receivable balance as of August 31, 1998 was $5,856,805, net of an allowance of $182,488. The accounts receivable balance at August 31, 1999 includes $368,138 due from a major customer, Meijer, which has stopped purchasing from the Company. A lawsuit has been initiated against this customer (see Note 20 of Notes to Financial Statements - Litigation). However, the Company believes that this receivable balance is collectible and, furthermore, that the bad debt allowance discussed above will be sufficient to satisfy any amounts that are not paid.

         At August 31, 1999, inventory was $7,165,072 versus a pro forma balance as of August 31, 1998 of $6,848,567. The Company believes this increase is normal due to increased sales volume. NEOS accounts for its inventory on a first-in-first-out basis.

         At August 31, 1999, the Company's accounts payable and accrued expense balance was $7,760,473 versus the pro forma balance as of August 31, 1998 of $8,509,717, primarily due to the timing of vendor payments.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement was recently increased to $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows

NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of August 28, 1999 were $5,181,296 and $1,222,990, respectively. As of August 28, 1999, NEOS had an aggregate of $5,435,035 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow used by investing activities for the twelve month period ended August 31, 1999 was $2,795,803. The primary cash outflow for the Company was the cash needed for the NEOS Acquisition. Although the cash outlay for the purchase was $2,250,000 with the balance in stock options and notes payable, the amount of cash on hand at NEOS as of the purchase date approximated $523,000, and $100,000 had already been paid out to escrow in a prior fiscal quarter. This resulted in a net cash outlay in the current period of approximately $1,627,000. In addition, fixed assets (including new telephone and computer systems at NEOS) totaling $995,149 were acquired during the period.

         Net cash flow from financing activities for the twelve month period ended August 31, 1999 was $397,619. The primary source of cash was the CFC line of credit ($1,264,639). Cash outlays included the repayment of advances to employees and stockholders of $145,000, principal payments of $500,000 on the Gulf Coast Note (the remaining principal and interest balance on this note as of August 31, 1999 was $679,094 to be paid in two equal annual payments of $380,000), payments on capital lease obligations ($166,959) and preferred stock issuance costs of $130,294.

         As of August 31, 1999, the Company had outstanding an aggregate of $2,863,212 in notes (including accrued interest of $239,312), and accrued salaries. Such amounts consist of a note to the former stockholder of NEOS for $375,000 due in September 1999 (paid September 1, 1999), $679,094 on the Gulf Coast Note, a $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition, a $230,884 principal amount 9% demand note due to privately held corporations owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company, two notes due to a private lender the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000, a $15,000 principal amount 9% demand note to Whelan, Inc., also a privately held corporation owned by Messrs. Arnone and Giakas, accrued officers' salaries of $539,859 and $69,157 in notes due to finance various assets purchased by the Company.

         NEOS has several capital leases in the aggregate amount of $67,122 that are secured by the related equipment and fixtures.

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

YEAR 2000 ISSUES

         Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company, or its suppliers and customers, and not corrected, this problem could cause computer applications to fail or create erroneous results. This could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. Specifically, the Company converted its mainframe inventory and financial accounting computer software to Nxtrend's "Trend" system software package, replaced the majority of its computer hardware, and installed a new LAN network. These system upgrades and conversions were made primarily to improve productivity, efficiency, and competitiveness, but they have an ancillary benefit of achieving Year 2000 compliance. The aggregate cost of these upgrades and conversions is approximately $650,000, the majority of which has already been expended (primarily in the third fiscal quarter of 1999). The Company is not able to separately quantify expenditures for Year 2000 compliance.

         The Company is taking the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. The Company estimates that it is approximately 90% complete in its verification of compliance by such service providers, suppliers, customers, and financial institutions. In addition, the Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue.

         The Company expects to complete its Year 2000 compliance efforts by December 15, 1999. While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instrument at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending August 31, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a significant impact on the Company.

         In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee Issued Statement of Position No. 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the Company's first quarter of the fiscal year ending August 31, 2000. Management does not believe that this Statement will have a significant impact on the Company.

ITEM 7: FINANCIAL STATEMENTS

         See the Financial Statements annexed to this Report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their ages as of this date are set forth below. None of the directors and executive officers are related to one another.

         Name               Age        Position(s) Held
         ----               ---        ----------------

 Wallace M. Giakas          44         Chairman of the Board, Secretary

 John S. Arnone             42         President, Chief Executive Officer,
                                       Director

 Joseph Venneri             63         Executive Vice President, Director

 Richard Bluestine          57         Executive Vice President, Chief
                                       Financial Officer, and Chairman of Audit
                                       Committee

 Louis J. DelSignore        61         Director, Planet Entertainment
                                       Corporation, Chairman, Northeast One
                                       Stop, Inc.

 Ronald J. Nicks            46         Director, Planet Entertainment
                                       Corporation, President, Chief Executive
                                       Officer, Northeast One Stop, Inc.

 Robert G. Thomas           56         Director

 Donald F. Maggi            40         Director

         The By-laws of the Company currently provide for a minimum of two (2) directors. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company's officers are appointed by the Board of Directors. A copy of the Company's Bylaws is available upon request.

         WALLACE M. GIAKAS has been the Chairman of the Board of the Company since October 1996 and Secretary since June 1997. From October 1992 until June 1995, Mr. Giakas was president of Chapman, Spira & Carson, Inc., an investment and merchant banking firm located in New York, New York. From April 1994 through March 1996, Mr. Giakas, served as executive vice president of Emerald City Capital Corp., and from June 1995 through the present, Mr. Giakas serves as president of Hamilton Wallace Group, Inc., a private investment and venture capital firm located in Middletown, New Jersey. Mr. Giakas devotes most of his professional time to the business of the Company.

         JOHN S. ARNONE is President, Chief Executive Officer and a Director of the Company, which positions he has held since June 1998. From October 1996 through June 1998, Mr. Arnone served as a Director and the Secretary of the Company. From July 1992 through August, 1993, Mr. Arnone was president of Lancaster Leeds & Co., a private investment and merchant banking firm located in New York, New York. From August, 1993 through April, 1994, Mr. Arnone was a managing director of Chapman, Spira & Carson, Inc., a private investment and merchant banking firm located in New York, New York. From April 1994 through March, 1996, Mr. Arnone was president of J.W. Cabott & Co., Inc., a private investment firm, and from April 1994 through March 1996, Mr. Arnone also served as president of Emerald City Capital Corp., a private investment firm. From March 1996 through January 1998, Mr. Arnone served as President of Whelan Securities, Inc., an NASD registered general securities broker dealer. Since January 1998 and continuing through the present, Mr. Arnone devotes most of his professional time to the business of the Company.

         JOSEPH VENNERI is Executive Vice President and a Director of the Company. Prior to June 1998, Mr. Venneri was President and Chief Executive
Officer of the Company. Mr. Venneri has been self-employed as a recording engineer and producer operating from the recording studio purchased by the Company in Jackson, New Jersey since 1994. Mr. Venneri has 38 years experience in the entertainment industry, beginning as an artist and has been the President and owner of several recording studios and was an original member of The Tokens. Mr. Venneri also has experience in production, where he produced more than 100 gold records over the last 25 years. Mr. Venneri has worked for EMI, RCA, MGM, Atlantic Records, Warner Brothers Records, Mercury Records, Plantation Records, and Sun Records. He is highly regarded by producers, engineers and restoration experts in the music industry, and has recorded and re-recorded such stars as Bob Marley, Sammy Davis, Jr., Jethro Tull, The Grateful Dead, REM, Cher, Michael Bolton, Kenny Rogers, Willie Nelson, Luciano Pavarotti, and hundreds more. Mr. Venneri devotes his full professional time to the business of the Company.

         RICHARD C. BLUESTINE, C.P.A. is Executive Vice-President and Chief Financial Officer of the Company. Mr. Bluestine is a Certified Public Accountant with experience in the record and film industry. Mr. Bluestine is currently a partner at the accounting firm of Brinster & Bergman, L.L.P., and has been since January 1990. In addition, during that same time, Mr. Bluestine has been Vice

President of SBR Industries, Inc., a manufacturer and distributor in the apparel industry. From June 1995 through May 1997, Mr. Bluestine was an officer, director, and stockholder of Multi-Media Industries Corporation ("MMIC"). (See
Item 12. "Certain Relationships and Related Transactions"). From 1971 through 1990, Mr. Bluestine served as a Certified Public Accountant with various firms including KMG Main Hurdman. He has served as a pension trustee for the New York City Fire Department, as a member of the Mayor's Investment Fiscal Policy Committee for the City of New York. He received his accounting degree from New York University and has served on various AICPA and NYSSCPA committees. Mr. Bluestine devotes part of his professional time to the business of the Company. Because Mr. Bluestine has indicated that he is not available on a full time basis, the Company has not offered Mr. Bluestine an employment contract. The Company may seek to hire a new chief financial officer if it believes it needs a full time individual in that capacity. The Company believes, if necessary, that it could readily hire a new chief financial officer.

         LOUIS J. DELSIGNORE is a Director of the Company and Chairman of the Company's subsidiary, Northeast One Stop, Inc. From 1983 through September 1998, Mr. DelSignore served as president of NEOS and currently is employed by the Company to assist in running NEOS. From August 1973 through January 1983, Mr. DelSignore was vice president of finance and a member of the Board of Directors of Trans World Music Corporation. Mr. DelSignore has substantial experience in the wholesale distribution of recorded music and other entertainment related products. Mr. DelSignore has a Bachelor of Science degree from the State University of New York at Albany.

         RONALD J. NICKS is a Director of the Company and is President and Chief Executive Officer of the Company's subsidiary, NEOS. Mr. Nicks has been affiliated with NEOS since November 1997 and has served as its President since October 1998. From July 1996 through September 1998, Mr. Nicks was Senior Vice President of Alliance Entertainment Corporation ("Alliance"), and from January 1994 through July 1996 was Chief Executive Officer of Alliance's One Stop Group. From November 1990 through January 1994, Mr. Nicks was Vice President and General Manager of CD One Stop, where he oversaw all operations including sales and purchasing. From November 1988 through November 1990, Mr. Nicks was director of purchasing for CD One Stop, and from October 1974 through November 1988, was associated with Western Merchandisers, Inc. Mr. Nicks has significant experience in the wholesale distribution of recorded music. Mr. Nicks devotes his full professional time to the business of the Company.

         ROBERT G. THOMAS has been a Director of the Company since June 1999. He has been General Counsel and Compliance Officer at the Norinchukin Bank since March 1999 and he also has operated his own private practice of law since 1992. Prior thereto, Mr. Thomas was a co-owner, counsel, and financial officer of Whelan Management Corp. (April 1993 to April 1997) and Whelan Securities Inc. (April 1993 to July 1996), an investment advisory firm and a securities broker-dealer, respectively. From January 1992 to September 1993, he was a Vice President and Portfolio Manager of New Amsterdam Partners, L.P., a registered investment adviser. Mr. Thomas was engaged in the private practice of law from 1976 to 1991. He has been a member of the Board of Directors and Executive Committee and Chairman of the Audit Committee of Tokyo Trust Company of New York since 1986 and has been a director of the Norinchukin Foundation since 1993. Mr. Thomas earned a B.A. degree from Washington & Lee University in 1965 and an LL.B. degree from Columbia University School of Law in 1965.

         DONALD F. MAGGI has been a Director of the Company since June 1999. He has been President and owner of Intertainment, Inc., an interactive entertainment service company, since 1998. Prior thereto Mr. Maggi was a Vice President of Left Bank Management (1995 to 1997), in charge of all New Media for recording artists, and McGhee Entertainment (1993 to 1995), engaged in personal artist management. He also has been a Director of NorthEast for Promotion and Marketing of Interscope Records (1991 to 1992), Director of Promotion and Marketing of Geffen Records (1987 to 1991), Marketing Manager for New England of Atlantic Records (1986 to 1987), and Director of Special Projects of Monarch/Metropolitan Entertainment (1981 to 1986). Mr. Maggi attended Seton Hall University from 1978 to 1981.

         Based on its non-receipt of any copies of Forms 3, 4, and 5 during the fiscal year ended August 31, 1999, the Company believes that no person who during such fiscal year was a director, officer, or beneficial owner of more than 10 percent of its Common Stock filed any reports on Forms 3, 4, and 5 during the fiscal year ended August 31, 1999. To the Company's knowledge, none of such persons has filed Form 3 and, owing to the absence of any filings of Forms 4 and 5, the Company is not aware of any transactions that should have been reported.

ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the cash and accrued compensation, and warrants issued by the Company to each executive officer of the Company for the year ended December 31, 1997, for the eight months ended August 31, 1998, and for the year ended August 31, 1999.

Name of                  Principal                                   Other           Long Term       Total
Individual               Position           Year        Salary       Compensation    Compensation    Compensation
----------               --------           ----        ------       ------------    ------------   ------------
John S. Arnone           President, Chief   1997        $ 31,250     $3,359,493          -0-         $3,390,743
                         Executive
                         Officer, Director
                                            1998        $ 20,833     $ -0-               -0-         $   20,833
                                            1999        $125,000     $  573,875(1)       -0-         $  698,875

Wallace M. Giakas        Chairman of the    1997        $ 31,250     $3,359,493          -0-         $3,390,743
                         Board, Secretary
                                            1998        $ 20,833     $ -0-               -0-         $   20,833
                                            1999        $125,000     $  573,875(1)       -0-         $  698,875

Joseph Venneri           Executive Vice     1997        $ 36,200     $3,359,493          -0-         $3,395,693
                         President,
                         Director
                                            1998        $ 20,833       -0-               -0-         $   20,833
                                            1999        $125,000       -0-               -0-         $  125,000


Name of                  Principal                                   Other           Long Term       Total
Individual               Position           Year        Salary       Compensation    Compensation    Compensation
----------               --------           ----        ------       ------------    ------------   ------------
Richard Bluestine        Executive Vice     1997        $ 18,750     $537,519            -0-         $ 556,269
                         President,
                         Chief Financial
                         Officer, Chair-
                         man of Audit
                         Committee
                                            1998        $ 12,500        -0-              -0-         $  12,500
                                            1999        $ 41,667     $  -0-              -0-         $  41,667

Louis J. DelSignore      Director           1998        $ N/A          N/A               N/A         $  N/A
                                            1999        $145,000     $ -0-(2)            -0-         $ 145,000(3)

Ron Nicks                Director           1998        $ N/A          N/A               N/A         $ N/A
                                            1999        $125,000     $ 25,000(3)         -0-         $ 150,000(4)

-----------------
(1) Includes options to purchase 125,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of five (5) years granted to Messrs. Arnone and Giakas as compensation in connection with the acquisition of Northeast One Stop, Inc. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

(2) Does not include options to purchase 250,000 shares of the Company's Common Stock exercisable at the lesser of $5.25 per share or the closing bid price for the Company's Common Stock at the time of Closing over a period of two (2) years as granted to Mr. DelSignore in connection with the acquisition of Northeast One Stop, Inc. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

(3) Does not include options to purchase 150,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of three (3) years from September 17, 1998 granted to Mr. Nicks, of which 75,000 vested upon execution of their executive compensation agreements with the Company on September 17, 1998, with the remaining options to vest over the term of the agreement. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

         EMPLOYMENT AGREEMENTS.

         Of the compensation set forth above, only a portion was paid in cash and the balance was accrued by the Company. As of August 31, 1999, the Company had accrued officers' salaries in the aggregate amount of $539,859.

         On January 29, 1997, the Board of Directors approved the employment agreements, effective January 1, 1997, for Wallace Giakas, Joseph Venneri, John Arnone and Richard Bluestine. However, on March 24, 1998, the individual officers and directors of the Company agreed to waive, except with respect to the accrued amounts shown above, all other amounts due or owing pursuant to these employment agreements effective March 31, 1998. The Board did however retain certain incentive based compensation for the Board of Directors of the Company in the form of warrants which are convertible into 10 shares of Company's Common Stock at the price of $2.00 per share over a term of ten (10) years.

         On August 14, 1998 the Company entered into an employment agreement with Mr. Giakas. This agreement is for the term of ten (10) years, and provides for compensation in the amount of $125,000 (for the first year with annual increases of at least 10%) to Mr. Giakas together with annual incentive based bonuses in the form of 2.5% of all pre-tax profits recorded by the Company in accordance with Generally Accepted Accounting Principles ("GAAP"), and the greater of two (2%) percent of the value of any acquisition made by the Company, as computed by the purchase price plus the value of any additional consideration paid by the Company in connection with any such acquisition, or two (2%) percent of the revenue reported by any such acquisition in the preceding fiscal year by the acquiree. In the case that any portion of such consideration shall consist of publicly held securities, the market price of these securities shall be used to determine value, and the value related to any option, warrant or right to purchase these securities shall be determined by Black-Scholes Model. In addition, Mr. Giakas is entitled to 2.5% of any capital raised for the Company. At the option of Mr. Giakas, any compensation due under this provision may be converted into the Company's Common Stock at a conversion price equal to the average closing bid price for the Company's Common Stock 30 days prior to any such acquisition or capital funding. In connection with the acquisition of Northeast One Stop, Inc., Mr. Giakas has waived all incentive based compensation due under the terms of his agreement and to accept options to acquire 125,000 shares of the Company's Common Stock at a price of $5.25 exercisable over a period of five (5) years from the date of Closing. This agreement also provides that in the event of a change in control of the Company, Mr. Giakas may resign and all amounts due and owing for the term of his agreement shall become due and payable.

         On August 14, 1998 the Company entered into an employment agreement with Mr. Arnone. This agreement is for the term of ten (10) years, and provides for compensation in the amount of $125,000 (for the first year with annual increases of at least 10%) to Mr. Arnone together with annual incentive based bonuses in the form of 2.5% of all pre-tax profits recorded by the Company in accordance with GAAP, and the greater of two (2%) percent of the value of any acquisition made by the Company, as computed by the purchase price plus the value of any additional consideration paid by the Company in connection with any such acquisition, or two (2%) percent of the revenue reported by any such acquisition in the preceding fiscal year by the acquiree. In the case that any portion of such consideration shall consist of publicly held securities, the market price of these securities shall be used to determine value, and the value related to any option, warrant or right to purchase these securities shall be determined by the Black-Scholes Model. In addition, Mr. Arnone is entitled to 2.5% of any capital raised for the Company. At the option of Mr. Arnone, any compensation due under this provision may be converted into the Company's Common Stock at a conversion price equal to the average closing bid price for the Company's Common Stock thirty (30) days prior to any such acquisition or capital funding. In connection with the acquisition of Northeast One Stop, Inc., Mr. Arnone has waived all incentive based compensation due under the terms of his agreement and to accept options to acquire 125,000 shares of the Company's Common Stock at a price of $5.25 exercisable over a period of five (5) years from the date of Closing. This agreement also provides that in the event of a change in control of the Company, Mr. Arnone may resign and all amounts due and owing for the term of his agreement shall become due and payable.

         On August 14, 1998 the Company entered into an employment agreement with Mr. Venneri. This agreement is for the term of ten (10) years, and provides for annual compensation in the amount of $125,000 (for the first year with annual increases of at least 10%) to Mr. Venneri together with annual incentive based bonuses in the form of 2.5% of all pre-tax profits recorded by the Company in accordance with GAAP from the Company's Entertainment Division.

         In connection with the Company's acquisition of Northeast One Stop, Inc., the Company secured the continued employment of Louis J. DelSignore, the former sole shareholder of Northeast One Stop, Inc., for a one (1) year term ended August 31, 1999 at the rate of $145,000. Mr. DelSignore's agreement has been extended for a six month period at an annualized salary of $52,000. In addition, the Company has secured an employment and executive compensation agreement with Mr. Nicks for a term of three (3) years at the rate of $125,000 per year and options to acquire 150,000 shares of the Company's Common Stock at a price of $5.25 per share. These options would vest over a period of three (3) years with 75,000 options vesting on September 21, 1998, and with the remaining 75,000 options to vest in equal installments of 25,000, each year for the remaining three (3) years.

COMPENSATION OF DIRECTORS

         The Company's directors do not receive compensation for their services as directors; however, directors are compensated for their attendance at regular and special meetings of the Board and for attendance at meetings of committees of the Board in the amount of $500 for each such meeting. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

LIMITATION ON LIABILITY OF DIRECTORS

         Effective  July 1999,  the Company has obtained  directors and officers insurance in the amount of $1,000,000 per occurrence. The Articles of Incorporation and the Bylaws provide that the Company shall indemnify and hold harmless each officer and director of the Company (and each officer and director of another entity serving at the request of the Company) who is a party to, or is threatened to be made a party to, any threatened, pending or contemplated action, suit, or proceeding, whether civil, criminal, administrative, or investigative, against expenses (including attorney's fees), judgment, fines, and amounts paid in settlement, actually and reasonably incurred in connection with such action, suit or proceeding. They further provide that the Company shall indemnify each such officer and director in any derivative action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company or its shareholders;

except that no indemnification shall be made with respect to any such derivative action, suit or proceeding as to which he shall have been adjudged to be liable for gross negligence or misconduct in the performance of his duties to the Company (unless and only to the extent that the court in which such action or suit was brought shall determine, upon application, that, despite the adjudication or liability, but in view of all of the circumstances of the case, he is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper). The Articles of Incorporation and the Bylaws also provide that costs in defending any action, suit or proceeding referred to above may be paid by the Company in advance of the final disposition thereof under certain circumstances. The Company has been advised that it is the position of the Commission that, insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, that provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

STOCK OPTION PLAN

         On October 1, 1996, the Company adopted a plan known as the Planet Entertainment Corporation Stock Plan (the "Plan") pursuant to which the Board of Directors shall issue awards, options and grants. Pursuant to the Plan, 1,000,000 shares of the Company's common stock have been reserved for issuance as awards. As of August 31, 1999 no awards, options, or grants have been issued.

OTHER COMPENSATION

         The Company provides basic health, major medical and life insurance for its employees, including its executive offices. In May 1999, the Company established a 401(k) profit sharing plan ("401(k) Plan") which covers all eligible employees. Under the terms of the 401(k) Plan, all employees who have attained the age of 21 years and have completed 1,000 hours of service are eligible to contribute to the Plan at the next entry date. The 401(k) Plan provides for a matching contribution of 50% of the first 4% of the employee contribution. The Company's matching contribution for the year ended August 31, 1999 was $12,011. No other retirement, pension or similar program has been adopted by the Company. These and other benefits may be adopted by the Company for its employees or the employees of its subsidiaries in the future.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 1999, information regarding ownership of the Company's Common Stock, by each person known by the Company to be the beneficial owner of more than five (5%) percent of the Company's outstanding Common Stock, by each director, by certain related shareholders, and by all executive officers and directors of the Company as a group. All persons named below have sole voting and investment power over their shares except as otherwise noted.

Name of Beneficial Owner              Number of                    Percent of
or Identity of Group (1)              Shares Owned                 of Class (2)
------------------------              ------------                 ------------
Wallace M. Giakas                     3,892,000   (1)(2)(3)*             29.3%
4 Tall Oaks Court
Farmingdale, N.J. 07727

Name of Beneficial Owner              Number of                    Percent of
or Identity of Group (1)              Shares Owned                 of Class (2)
------------------------              ------------                 ------------
Joseph Venneri                        3,060,000   (1)(2)*                23.3%
336 East Pleasant Grove Rd.
Jackson, N.J. 08527

John S. Arnone                        3,867,000   (1)(2)(3)*             29.1%
30 Penbrook Court
Shrewsbury, N.J. 07702

Gulf Coast Music, Inc.                  694,000                           5.3%
c/o Jeffrey Kranzdorf
757 St. Charles Avenue
New Orleans, LA 70130

Richard Bluestine                       527,300   (1)(2)*                 4.3%
100 Merrick Road
Rockville Centre, N.Y. 11570

Louis J. DelSignore                     250,000   (4)*                    2.0%
7 Northway Lane
Latham, New York 10201

Ronald J. Nicks                         100,000   (5)*                    0.4%
7 Northway Lane
Latham, New York 10201

All executive officers
and directors as a
Group (8 persons)                    11,696,300   (1)(2)(3)              73.5%
                                                  (4)(5)

----------------
*        Officers and/or Directors of the Company.

(1) Includes shares beneficially owned by that person, including that person's spouse, children, parents, siblings, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law. Messrs. Giakas, Venneri, Arnone, and Bluestine disclaim beneficial ownership of 603,000, 200,000, 653,000, and 70,000 shares, respectively, owned by such related parties. Also includes all shares which may be acquired within 60 days through the exercise of outstanding options or warrants. See table under "Management" for offices and directorships held by the persons listed above.

(2) Also includes 100,000 warrants, each to purchase ten (10) shares of Common Stock issued by the Company to Wallace M. Giakas, John S. Arnone, and Joseph Venneri, and 16,000 warrants to purchase ten (10) shares of Common Stock issued to Richard Bluestine, which are exercisable for a period of ten (10) years from the date of issuance, or until January 29, 2007, at $20.00 per warrant, or the equivalent of $2.00 per share.

(3) Includes options to purchase 125,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of five (5) years granted to Messrs. Arnone and Giakas as compensation in connection with the acquisition of Northeast One Stop, Inc. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

(4) Includes options to purchase 250,000 shares of the Company's Common Stock, exercisable at $5.25 per share over a period of two (2) years, issued in connection with the acquisition of NEOS. At the time these options were issued, the price of the Company's Common Stock was $5.25 per share.

(5) Includes options to purchase 100,000 shares of the Company's Common Stock, exercisable at $5.25 per share over a period of three (3) years.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since June 1996, the Company has been granted the use of certain office and production space located in Jackson, New Jersey from Joseph Venneri, one of its officers, directors and principal shareholders for a term of five (5) years for the sum of one dollar per month. In addition, the Company has entered into a lease agreement with the brother-in-law of Wallace Giakas, one of the Company's principal shareholders, officers and directors, for the rent of office space in Middletown, New Jersey in the amount of $1,000 per month for a term of three (3) years. The Company, through its NEOS subsidiary, also leases approximately 41,000 sq. ft. from a company owned and controlled by Louis J. DelSignore, an officer and director of the Company for a term of five (5) years at the rate of $15,000 per month.

         Since the Company's inception, the Company has been highly dependent on loans from its principal shareholders, Messrs. Arnone and Giakas, and from others. As of August 31, 1999, the Company owed to Messrs. Arnone and Giakas in the aggregate $265,920 (which includes accrued interest of $35,036) representing the balance of funds owed to such persons (collectively, the "Insider Loans"). The Insider Loans are evidenced by nine (9%) percent demand promissory notes issued to Walextin, Inc. ("Walextin"), a privately-held corporation owned and controlled by Messrs. Arnone and Giakas. In January 1998, the Company borrowed in the aggregate an additional $16,150 from Walextin and Whelan Inc. ("Whelan"), also a privately-held corporation owned and controlled by Messrs. Arnone and Giakas. Such loans are also payable on demand and bear interest at nine (9%) percent per annum. The Company also owes to Messrs. Arnone, Giakas, Venneri and Bluestine an aggregate of $539,859 of accrued salaries. Because of the relationship between officers and directors of the Company and former officers, directors and beneficial owners of Walextin and Whelan, these transactions with Walextin and Whelan present a conflict of interest to the Company's officers and directors.

         In September 1996, the Company entered into a production and distribution agreement with MMIC, to distribute the recordings and compilations under the label Century Records, and pursuant to which the Company was to receive compensation in the form of ten (10%) percent of the cash receipts, net of returns, of the production and distribution of ten compact diskettes, including six enhanced multi-media compact diskettes. Pursuant to the terms of the agreement, MMIC was required to pay directly or reimburse the Company for all production costs. One of the Company's officers, directors and principal shareholders, Joseph Venneri, is also a shareholder of MMIC, and Richard
Bluestine, the Company's Chief Financial Officer and a former director of the Company, is also a shareholder of MMIC and, from June 1995 through May 1997, was an officer and director of MMIC. In 1997, the Company recorded approximately $204,362 in revenues from MMIC, of which amount $180,615 remains uncollected as of August 31, 1999.

         In 1997, the Company entered into a joint venture agreement with MMIC. The agreement provides for the production of a minimum of 20 new releases per year, contingent upon MMIC advancing to the Company, $10,000 per album, plus production and distribution costs. All net revenue from the production, development and distribution of releases under the agreement will be split fifty (50%) percent to the Company and fifty (50%) percent to MMIC. Under the agreement, the Company is entitled to a distribution royalty for foreign and domestic distribution of the produced compact diskettes. No revenues have been earned under this agreement. Because of the relationship between officers and directors of the Company and former officers, directors and beneficial owners of MMIC, these transactions with MMIC may present a conflict of interest to the Company. To resolve any apparent conflict of interest, in the past Messrs. Bluestine and Venneri have not voted on any matter involving MMIC before the Company's Board of Directors. Mr. Venneri has agreed to continue to abstain from voting on any such matter.

         There are no other material agreements and/or arrangements between the Company, its officers, directors or shareholders, and the Company believes that the terms of its agreements with related parties are no less favorable to the Company than those that would be available from unrelated third parties.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a)      Exhibits

             3        a.       Articles of Incorporation*
                      b.       By-Laws of Incorporation*

             10       Material Contracts

                      a.       Sun Entertainment Agreement*
                      b.       Atlantic Coast Digital Concepts, Inc. Agreement*
                      c.       New Millennium Communications, Ltd. Agreement*
                      d.       Nippon Columbia Agreement*

               e.       Multi-Media Industries Corporation Joint
                           Venture Agreement*
               f.       Multi-Media Industries Corporation
                           Production Agreement*
               g.       JNC Opportunity Fund Ltd. Convertible Preferred
                           Stock Purchase Agreement*
               h.       Lease Agreement with Al Alberts On Stage, Ltd.*
               i.       Executive Compensation Agreement with
                           Wallace M. Giakas*
               j.       Executive Compensation Agreement with
                           John S. Arnone*
               k.       Executive Compensation Agreement with
                           Joseph Venneri*
               l.       Purchase and Sale Agreement with Northeast
                           One Stop, Inc.*
               m.       Ronald J. Nicks Executive Compensation Agreement**
               n.       Gulf Coast Master Recording Purchase Agreement**
               o.       Gulf Coast Addendum to Master Recording Agreement**
               p.       NEOS Lease from L & P Feed**
               q.       NEOS Financing Agreement with Congress
                           Financial Corporation**
               r.       NEOS Amendment to Financing Agreement dated
                           July, 1995**
               s.       NEOS Amendment to Financing Agreement dated
                           August 1997**
               t.       NEOS Amendment to Financing Agreement dated
                           September 1998**
               u.       NEOS Guarantee**
               v.       NEOS Waiver of Line of Credit Covenant**

      11       Statement regarding Computation of Per Share Earnings

      27       Financial Data Schedule

         (b)      Reports on Form 8-K

         During the quarter ended August 31, 1999 the Company filed a Current Report on Form 8-K dated August 13, 1999 to request the dismissal of its previous independent accounting firm, AJ. Robbins, P.C., and the engagement of its current independent accounting firm, Lazar Levine & Felix, LLP.

----------------
* Filed as Exhibits to Form 10-SB, File Number 000-22549, dated September 23, 1998 and are hereby incorporated by reference.

** Filed as Exhibits to Amendment No. 5 to Form 10-SB, File Number 000-29776, dated May 21, 1999 and are hereby incorporated by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PLANET ENTERTAINMENT CORPORATION


Date: December 10, 1999                         By: /s/ John S. Arnone
                                                  ------------------------------
                                                  Name: John S. Arnone
                                                  Title: President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Name and Title                        Date
---------                        --------------                        ----

/s/ Wallace M. Giakas            Wallace M. Giakas,                    12/10/99
Chairman of the Board

/s/ John S. Arnone               John S. Arnone,                       12/10/99
                                 President, Chief Executive Officer,
                                 Director

--------------------------       Joseph Venneri,
                                 Director

/s/ Richard Bluestine            Richard Bluestine,                    12/10/99
                                 Chief Financial Officer

/s/ Louis J. DelSignore          Louis J. DelSignore,                  12/10/99
                                 Director

/s/ Ronald J. Nicks              Ronald J. Nicks,                      12/10/99
                                 Director

--------------------------       Robert G. Thomas,
                                 Director

--------------------------       Donald F. Maggi,
                                 Director

                          INDEX TO FINANCIAL STATEMENTS

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES



                                                                      Page(s)
                                                                      -------
Financial Statements:

     Independent Auditors' Report                                         F-2

     Independent Auditors' Report - Prior Auditors                        F-3

     Consolidated Balance Sheets                                          F-4

     Consolidated Statements of Operations                                F-6

     Consolidated Statements of Comprehensive Income (Loss)               F-7

     Consolidated Statements of Stockholders' Equity                      F-8

     Consolidated Statements of Cash Flows                               F-10

     Notes to Consolidated Financial Statements                          F-12

Proforma financial statements:

     Proforma Explanatory Headnote                                       F-33

     Unaudited Proforma Consolidated Statement of Operations             F-34

     Notes to Unaudited Proforma Consolidated Statements                 F-35

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Planet Entertainment Corporation

We have audited the accompanying consolidated balance sheet of Planet Entertainment Corporation and subsidiaries as of August 31, 1999 and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Entertainment Corporation and subsidiaries as of August 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                /s/ LAZAR LEVINE & FELIX LLP
                                                ------------------------------
                                                LAZAR LEVINE & FELIX LLP

New York, New York
October 12, 1999

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
PLANET ENTERTAINMENT CORPORATION
MIDDLETOWN, NEW JERSEY


We have audited the accompanying consolidated balance sheet of Planet Entertainment Corporation and subsidiaries, as of August 31, 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the eight months ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Planet Entertainment Corporation and subsidiaries as of August 31, 1998, and the results of its operations and stockholders' equity and its cash flows for the eight months ended August 31, 1998 in conformity with generally accepted accounting principles.





                                             AJ. ROBBINS, PC
                                             CERTIFIED PUBLIC ACCOUNTANTS
                                               AND CONSULTANTS



DENVER, COLORADO
OCTOBER 30, 1998

                                                                                 PAGE 1 OF 2

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (NOTE 8)

                                                                    AUGUST 31,    AUGUST 31,
                                                                       1999         1998
                                                                   -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents                                     $   620,975   $ 3,850,162
     Accounts receivable, net of allowance for doubtful accounts of $617,143 and $105,000 for 1999 and 1998,
         respectively (Notes 8 and 14)                               5,062,283        17,959
     Accounts receivable, net - related party (Note 3)                 180,615       192,042
     Inventories (Notes 8 and14)                                     7,165,072            --
     Marketable securities - available for sale                      1,274,272            --
     Prepaid expenses and other current assets                         200,767       246,863
     Escrow deposit                                                         --       225,000
     Note receivable - related party (Note 4)                          100,000            --
     Deferred income taxes (Note 13)                                   244,000            --
                                                                   -----------   -----------

TOTAL CURRENT ASSETS                                                14,847,984     4,532,026
                                                                   -----------   -----------


PROPERTY AND EQUIPMENT - NET (NOTES 5 AND 10)                        1,420,786       172,410
                                                                   -----------   -----------


OTHER ASSETS:
     Record masters - net (Note 6)                                   6,566,037     6,500,000
     Goodwill - net                                                  4,541,899        70,839
     Investment in joint ventures (Notes 2 and 17a)                      9,000            --
     Organization costs - net                                           27,500        42,495
     Security deposits and other assets                                124,513           880
                                                                   -----------   -----------

                                                                    11,268,949     6,614,214
                                                                   -----------   -----------

                                                                   $27,537,719   $11,318,650
                                                                   ===========   ===========

          See accompanying notes to consolidated financial statements.

                                                                                             PAGE 2 OF 2

                            PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              AUGUST 31,      AUGUST 31,
                                                                                1999            1998
                                                                             ------------    ------------
CURRENT LIABILITIES:
     Accounts payable (Note 14)                                              $  7,418,370    $    124,197
     Accrued expenses and other current liabilities                               342,103          63,444
     Accrued interest expense - related parties                                   239,312         275,618
     Deferred revenue (Note 7)                                                    211,544         123,524
     Due to stockholders (Note 17)                                                230,884         270,884
     Note payable - related party (Note 11)                                       150,000         150,000
     Current portion of long-term debt - related parties (Note 12)                719,000         250,000
     Accrued officers' salaries                                                   539,859         141,467
     Current portion of capital lease obligations (Note 10)                        58,072              --
     Current portion of notes payable (Note 9)                                     19,456              --
                                                                             ------------    ------------

TOTAL CURRENT LIABILITIES                                                       9,928,600       1,399,134
                                                                             ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit (Note 8)                                     5,435,035              --
     Note payable - related party - net of current portion (Note 11)              400,000              --
     Long-term debt - net of current portion - related parties (Note 12)          500,000         750,000
     Notes payable - net of current portion (Note 9)                               49,701              --
     Capital lease obligations - net of current portion (Note 10)                   9,050              --
     Deferred income taxes (Note 13)                                              144,000              --
                                                                             ------------    ------------

                  TOTAL LONG-TERM LIABILITIES                                   6,537,786         750,000
                                                                             ------------    ------------

TOTAL LIABILITIES                                                              16,466,386       2,149,134
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 14, 15 AND 20)

STOCKHOLDERS' EQUITY (NOTES 16 AND 18):
     Convertible  preferred  stock,  stated value $10,000 per share; 10,000,000 shares authorized; 465 and 500 shares issued and outstanding at
       August 31, 1999 and 1998, respectively                                   4,650,000       5,000,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,147,803 and 11,976,055 shares issued and outstanding
       at August 31, 1999 and 1998, respectively  (Notes 12 and 19)                12,148          11,976
     Additional paid-in capital                                                11,513,499       9,286,053
     Accumulated deficit                                                       (4,878,586)     (5,128,513)
     Other comprehensive income (loss)                                           (225,728)             --
                                                                             ------------    ------------

                                                                               11,071,333       9,169,516
                                                                             ------------    ------------

                                                                             $ 27,537,719    $ 11,318,650
                                                                             ============    ============

                      See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR    FOR THE EIGHT
                                                             ENDED       MONTHS ENDED
                                                          AUGUST 31,      AUGUST 31,
                                                             1999        1998 (NOTE 19)
                                                         ------------    ------------
REVENUES:
   Net sales (Note 14)                                   $ 43,719,376    $     51,002
   Royalties                                                    5,288          23,042
   Studio rental                                               65,890          35,451
                                                         ------------    ------------

TOTAL REVENUES                                             43,790,554         109,495
                                                         ------------    ------------


COSTS AND EXPENSES:
   Cost of sales (Note 14)                                 35,736,723          11,139
   Selling, general and administrative costs                6,769,942         659,348
   Depreciation and amortization                              527,845          33,758
   Interest expense                                           421,311              --
   Interest expense, related party                            112,670          98,135
   Bad debt expense                                            19,661              --
                                                         ------------    ------------

TOTAL COSTS AND EXPENSES                                   43,588,152         802,380
                                                         ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                 202,402        (692,885)

OTHER INCOME:
   Interest and dividend income                                41,942          47,421
                                                         ------------    ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                           244,344        (645,464)

   Provision (credit) for income taxes (Note 13)              (34,118)             --
                                                         ------------    ------------

NET INCOME (LOSS)                                        $    278,462    $   (645,464)
                                                         ============    ============

LOSS PER SHARE:
NET INCOME (LOSS)                                        $    278,462    $   (645,464)
   Less preferred stock dividends                            (353,199)        (87,500)
   Less preferred stock dividend return of capital                 --      (3,620,690)
                                                         ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS (NOTE 18)   $    (74,737)   $ (4,353,654)
                                                         ============    ============

WEIGHTED AVERAGE SHARES                                    11,996,114      11,827,308
                                                         ============    ============

LOSS PER SHARE BASIC AND DILUTED                         $       (.01)   $       (.37)
                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                  FOR THE YEAR       FOR THE EIGHT
                                                     ENDED            MONTHS ENDED
                                                   AUGUST 31,          AUGUST 31,
                                                      1999                1998
                                               ----------------    -----------------

NET INCOME (LOSS)                              $        278,462    $        (645,464)

Unrealized loss in investment in securities
   available for sale                                  (225,728)                  --
                                               ----------------    -----------------
COMPREHENSIVE NET INCOME (LOSS)                $         52,734    $        (645,464)
                                               ================    =================

          See accompanying notes to consolidated financial statements.

                                                                                                                    PAGE 1 OF 2

                                           PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Other
                                                                                  Additional             Comprehensive
                                  Preferred Stock               Common Stock       Paid-In    Accumulated Income
                                Shares         Amount       Shares        Amount   Capital      Deficit    (Loss)      Total
                                -------      ----------   ----------     -------  ----------  -----------  ------    ----------
BALANCES, DECEMBER 31, 1997          --   $          --   11,421,966     $11,422  $5,942,570  $  (862,359) $   --    $5,091,633
Issuance of common stock for
  services rendered                  --              --      554,089         554     247,793           --      --       248,347
Offering costs from sale of
convertible preferred
  stock for cash                     --              --           --          --    (525,000)          --      --      (525,000)
Issuance of convertible
  preferred stock                   500       1,379,310           --          --   3,620,690           --      --     5,000,000
Preferred stock dividend,
  return of capital                  --       3,620,690           --          --          --   (3,620,690)     --            --
Net loss for the period              --              --           --          --          --     (645,464)     --      (645,464)
                                -------      ----------   ----------     -------  ----------  -----------  ------    ----------
BALANCES, AUGUST 31, 1998           500      $5,000,000   11,976,055     $11,976  $9,286,053  $(5,128,513) $   --    $9,169,516
                                =======      ==========   ==========     =======  ==========  ===========  ======    ==========

          See accompanying notes to consolidated financial statements.

                                                                                                                    PAGE 2 OF 2

                                           PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Other
                                                                                Additional               Comprehensive
                                  Preferred Stock             Common Stock       Paid-In    Accumulated   Income
                                Shares       Amount       Shares        Amount   Capital      Deficit      (Loss)      Total
                                -------    ----------   ----------     -------  ----------  -----------    ------    ----------
BALANCES, AUGUST 31, 1998           500    $5,000,000    11,976,055     $11,976  $9,286,053  $(5,128,513) $       --   $9,169,516
Options granted to the former
  owner of NEOS in connection
  with acquisition                   --            --            --          --     814,000           --          --      814,000
Options granted for services
  rendered in connection with
  the acquisition of NEOS            --            --            --          --   1,147,750           --          --    1,147,750
Excess cash received from sale
  of common stock in litigation
  settlement                         --            --            --          --      17,627           --          --       17,627
Offering costs from sale of stock    --            --            --          --    (130,294)          --          --     (130,294)
Conversion of 35 preferred
  shares to common                  (35)     (350,000)      158,768         159     349,841           --          --           --
Dividend on 35 preferred shares      --            --        12,980          13      28,522      (28,535)         --           --
Change in unrealized loss on
  investment in securities
  available for sale                 --            --            --          --          --           --    (225,728)    (225,728)
Net income for the period            --            --            --          --          --      278,462          --      278,462
                                -------    ----------    ----------     ------- -----------  -----------  ----------  -----------
BALANCES, AUGUST 31, 1999           465    $4,650,000    12,147,803     $12,148 $11,513,499  $(4,878,586) $ (225,728) $11,071,333
                                =======    ==========    ==========     ======= ===========  ===========  ==========  ===========

          See accompanying notes to consolidated financial statements.

                                                                                          PAGE 1 OF 2

                          PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEAR  FOR THE EIGHT
                                                                             ENDED       MONTHS ENDED
                                                                           AUGUST 31,     AUGUST 31,
                                                                             1999           1998
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   278,462    $  (645,464)
   Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
     Bad debt expense                                                          19,661             --
     Depreciation and amortization                                            527,845         33,758
     Stock issued for services                                                     --        248,347
     Deferred income taxes                                                    (74,600)            --
     Marketable securities received for sale
        of non-exclusive rights to masters                                 (1,500,000)            --
     Changes in:
       Accounts receivable                                                    223,477          3,067
       Accounts receivable, related party                                      95,843         (8,358)
       Prepaid expenses and other current assets                               72,485       (127,790)
       Inventory                                                             (316,505)            --
       Accounts payable and accrued expenses                                 (368,401)        80,948
       Accrued interest expense, related party                                (36,306)        98,134
       Deferred revenue                                                      (151,356)       (22,701)
       Accrued officers' salary                                               398,392         29,467
                                                                          -----------    -----------

       Cash Flows (Used) by Operating Activities                             (831,003)      (310,592)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of NEOS net of cash acquired                                 (1,627,416)            --
     Purchase of fixed assets                                                (995,149)            --
     Repayments on note receivable                                            (58,776)            --
     Investment in joint venture                                               (9,000)            --
     Escrow deposit                                                                --       (225,000)
     Deposit on leased equipment                                             (105,462)            --
                                                                          -----------    -----------

       Cash Flows (Used) by Investing Activities                           (2,795,803)      (225,000)
                                                                          -----------    -----------

CASH  FLOWS FROM FINANCING ACTIVITIES:
     Repayments to employees                                                  (75,000)            --
     Advances (repayments) from (to) stockholders                             (70,000)         7,084
     Proceeds from note payable                                                32,606             --
     Proceeds from note payable, related party                                 25,000        150,000
     Proceeds from issuance of preferred/common stock                          17,627      5,000,000
     Stock issuance costs                                                    (130,294)      (525,000)
     Proceeds from note payable - line of credit                            1,264,639             --
     Repayment of long-term debt, related party                              (500,000)      (250,000)
     Payment of capitalized lease obligations                                (166,959)            --
                                                                          -----------    -----------

       Cash Flows From Financing Activities                                   397,619      4,382,084
                                                                          -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (3,229,187)     3,846,492

CASH AND CASH EQUIVALENTS, beginning of year/period                         3,850,162          3,670
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of year/period                             $   620,975    $ 3,850,162
                                                                          ===========    ===========

CASH PAID FOR INTEREST EXPENSE                                            $   421,311    $        --
                                                                          ===========    ===========

CASH PAID FOR INCOME TAXES                                                $   263,163    $        --
                                                                          ===========    ===========

                     See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS FOR NONCASH INVESTING AND FINANCING ACTIVITIES:

For the year ended August 31, 1999:

In connection with the acquisition of NEOS, the Company executed notes payable to the former owner of NEOS for $750,000, granted options to purchase 250,000 shares of the Company's common stock valued at $814,000 (pursuant to SFAS 123), assumed liabilities of $13,576,804, granted options to purchase a total of 250,000 shares of the Company's common stock valued at $1,147,750 to two stockholders of the Company in consideration for advisory services rendered in connection with the acquisition pursuant to their employment agreements (pursuant to SFAS 123) and paid cash of $2,250,000 in exchange for assets totaling $18,538,554 ( see Note 19).

The holder of the preferred stock converted 35 shares (valued at $350,000) plus unpaid dividends aggregating $28,535 into 171,748 shares of the Company's common stock.

For the eight months ended August 31, 1998:

The Company issued 554,089 shares of common stock for services.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

HISTORY AND ACTIVITY

Planet Entertainment Corporation (the "Company" or "Planet") was incorporated under the laws of Delaware on May 17, 1996 and in October 1996 was acquired by Ampro International Golf Tour, Inc. which changed its name to Planet. The Company was organized for the purpose of acquiring existing libraries of master recordings of various types of music and to enhance, market and produce new recordings to be licensed or marketed domestically, internationally and on the internet.

ACQUISITION OF MASTERS

a) In July 1996, the Company issued 3,060,000 shares of common stock to acquire 5,000 exclusive rights to master recordings, publishing rights to 300 songs and a recording studio located in New Jersey from a related party. The master recordings acquired have not been recorded in the financial statements since the predecessor's costs could not be determined.

b) In December 1995, an unrelated third party company, Gulf Coast Music, LLC ("Gulf Coast") agreed to acquire 7,500 music master recordings from a group of companies in a Chapter 11 bankruptcy proceeding for future consideration. This transaction was subject to confirmation of a plan of reorganization.

     In September 1996, Planet agreed to acquire the 7,500 master recordings from Gulf Coast for 694,000 shares of its common stock and notes totaling $1,250,000.

     Also in September 1996, another company J. Jake, Inc. ("J. Jake") controlled by the same individual who controlled Gulf Coast, sold another 2,500 master recordings to Planet for 806,000 shares of Planet common stock.

     In November 1996, both the Gulf Coast and J. Jake Inc. agreements were amended. The new agreement included a combined sale of non-exclusive rights to 10,000 master recordings for 1,500,000 shares of Planet common stock and a note payable for $1,250,000. 7,500 of these master recordings were still subject to approval of sale by the bankruptcy court. The Company has the right to manufacture, distribute, advertise, sell and promote, in all configurations, the performances contained on the masters.

     In  November  of  1997,   the   bankruptcy   court  approved  the  plan  of
     reorganization so that the sale of the final 7,500 recordings was approved.

     The Company recorded the September 1996 purchase of the 2,500 master recordings for $2,821,000 or $3.50 per share for the 806,000 shares transferred, based upon the trading price of the common stock issued. Also, the Company recorded the purchase of the 7,500 master recordings for $3,804,000, representing the $1,250,000 notes, additional costs of $125,000 and 694,000 shares of Planet common stock valued at $3.50 per share, the then current trading price (See Note 12).

ACQUISITION OF NORTHEAST ONE STOP, INC.

On September 1, 1998 the Company acquired all of the issued and outstanding capital stock of Northeast One Stop, Inc. ("NEOS") a record and entertainment products  distribution  company (See  Note19).  Upon  acquisition  of NEOS,  the
Company now derives the majority of its revenues' from the wholesale distribution of music products and accessories.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

CHANGE OF FISCAL YEAR

The Company changed its fiscal year end from December 31 to August 31 ( to coincide with NEOS) for the period ending August 31, 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Higher Ground Records, Maestro Holding Corporation, Al Alberts On Stage, Ltd. and Northeast One Stop, Inc. All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR END

The NEOS subsidiary's fiscal year ends on the Saturday closest to August 31, which results in a 52 or 53 week year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

In preparing financial statements, in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reported period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

DEPRECIATION

Depreciation is provided using the straight-line method as follows:

Recording studio equipment                                        10 years
Computer and other equipment                                     5-7 years
Warehouse and office equipment                                   5-7 years
Furniture and fixtures                                           5-7 years
Rack jobbing fixtures                                            5-7 years
Vehicles                                                           5 years

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

DEPRECIATION (CONTINUED)

Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition, the associated cost and accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in operations.

REVENUE RECOGNITION

Royalties derived from the licensing of recording masters are recognized upon notification of retail sales by the distributor. Studio revenue is recognized when the services are performed. Sales of recordings are recognized when the compact disk, cassette or record is shipped. An allowance is recorded, when material, for sales returns from customers that are not in turn returnable to the Company's distributors. No right of return exists for Higher Ground record sales which aggregated $16,207 for the year ended August 31, 1999. Deferred revenue represents advances received in connection with production and distribution agreements, and deferred advertising revenues for advances received from NEOS's suppliers.

RESERVE FOR POTENTIAL DISPUTES CONCERNING RECORD MASTERS

Upon attaining $100,000 in product sales from the exploitation of record masters, management has decided that a reserve will be placed in escrow equal to 5% of the net sales from all such exploitation. The level of reserve will be subject to periodic review by management of the Company. This reserve is established to provide for potential costs associated with the settlement of potential disputes. There is no balance in the reserve account at August 31, 1999.

PUBLISHING RIGHTS

Publishing rights, which were acquired in July 1996 along with 5,000 master recordings (see above), consist of rights to 300 songs and are stated at predecessor cost.

Amortization of publishing rights is computed based on the ratio that current years' revenues will bear to anticipated total gross revenues over the estimated life of the publishing right (generally 5-10 years). No amortization expense has been recorded for the year ended August 31, 1999 and the eight months ended August 31, 1998.

RECORD MASTERS

Record masters consist of recordings of various types of music used to enhance, market and produce new recordings to be licensed and marketed by the Company.

Amortization of record masters is computed based on the ratio that current years' revenues will bear to anticipated total gross revenues over the estimated life of the record master (generally 5-10 years). Amortization expense charged to operations for the year ended August 31, 1999 and the eight months ended
August 31, 1998 and accumulated amortization at August 31, 1999 and 1998 amounted to $58,963 and $0, respectively.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INVENTORIES

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first in, first out basis) or market. NEOS has a full right of return for most products it distributes and as such, titles which experience a decline in popularity are generally returned to distributors and removed from its catalogs. NEOS's business requires that they maintain one or two copies of less popular titles so that they can function as a one-stop distributor for its customers. The carrying values of these copies are reduced accordingly

IMPAIRMENT OF LONG LIVED ASSETS

The Company evaluates its long lived assets (including Goodwill, see below) by measuring the carrying amount of the asset against the estimated undiscounted future cash flows associated with them in accordance with SFAS No.121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." At the time such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Factors considered in determining the recoverability of the record masters relative to impairment include existing signed contracts for exploitation of the record masters, numerous existing distribution channels, industry popularity trends, potential rights disputes by others and potential conflicts concerning record masters for which non-exclusive exploitation rights have been granted.

No adjustment to the carrying value of the assets has been made for the year ended August 31, 1999 and the eight months ended August 31, 1998.

ORGANIZATION COSTS

Amortization of organization costs is calculated using the straight-line method over five years.

The Accounting Standards Committee has issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. For years beginning after December 15, 1998, all start up costs are required to be expensed as incurred.

Amortization expense for the year ended August 31, 1999 and the eight months ended August 31, 1998 was $15,000, and $ 10,000, respectively.

Accumulated amortization at August 31, 1999 and 1998 aggregated $47,500 and $32,500, respectively.

GOODWILL

Costs in excess of net assets acquired (see Note 19) are being amortized on a straight-line basis over ten to forty years. Amortization expense for the year ended August 31, 1999 and the eight months ended August 31, 1998 was $123,359 and $7,078, respectively. As of August 31, 1999 and 1998, accumulated amortization of goodwill aggregated $137,525 and $14,166, respectively.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INCOME TAXES

The Company has adopted SFAS 109, "ACCOUNTING FOR INCOME TAXES" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At August 31, 1999 and 1998, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and due to stockholders, approximate fair value because of the short maturity of these items.

The carrying amount of long-term debt also approximates fair value since the interest rates on these loans approximate market interest rates.

EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

At August 31,1999 and 1998, 465 and 500 shares of convertible preferred stock, respectively, which were convertible into 1,621,328 and 253,962 common shares respectively, were outstanding. All of these potential common shares were excluded from the computation of EPS because their inclusion would have had an antidilutive effect on EPS. Also various exercisable stock options were excluded from the diluted EPS because the options exercise prices were greater than the average market price of the common shares.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

Deferred financing costs, which are included in other assets and which are comprised of commitment fees and other expenses associated with obtaining financing, are being amortized on a straight-line basis over the respective terms of the notes. Amortization expense for the year ended August 31, 1999, and accumulated amortization at August 31, 1999, aggregated $6,370.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institutions and believes the Company's risk is negligible.

Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

RECLASSIFICATIONS

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

STOCK-BASED COMPENSATION

SFAS No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION", effective January 1, 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123 (see Note 16). No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the year ended August 31, 1999 and for the eight months ended August 31, 1998, such costs aggregated $685,132 and $8,298, respectively.

MARKETABLE SECURITIES

At August 31, 1999, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". Unrealized gains and losses are included in shareholders' equity as other comprehensive income (loss).

COMPREHENSIVE INCOME

In 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. As such, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which establishes standards for reporting on operating segments (see Note 21).

NOTE 2 - PRODUCTION AND DISTRIBUTION AGREEMENTS:

SUN ENTERTAINMENT

On April 22, 1997, the Company entered into a licensing agreement with Sun Entertainment Corporation, pursuant to which the Company obtained non-exclusive rights to various master recordings in consideration for advance payments against future royalties that will accrue on all tapes and compact disks that are sold by the Company. To date the Company has not attempted to exploit these master recordings, and has not received royalties, recognized revenue or income as a result of this agreement.

NEW MILLENNIUM COMMUNICATIONS, LTD.

On May 18, 1998, the Company entered into an agreement with New Millennium Communications, Ltd. to form a joint venture operating under the name Planet Entertainment Europe, Ltd. concerning the licensing and distribution of master recordings owned by the Company. According to the terms of the agreement, Planet Entertainment Europe, Ltd. has the non-exclusive right to market, reproduce and distribute all subject master recordings for a term of 99 years, with each party to the joint venture to recover their respective costs and to distribute any resultant profits on an equal basis. As of August 1999, the Company has contributed 64 compilations of its master recordings to the joint venture, and distribution is expected to begin immediately. To date, however, the Company has received no royalties, and has recorded no revenue or income as a result of this agreement.

SHANDEL MUSIC

In February 1999, the Company entered into an agreement with Shandel Music to form a limited liability company in South Africa under the label Planet Africa, to distribute the Company's products throughout Africa, Australia, New Zealand and Israel ("the territory"). According to the agreement, all catalogue sales, after costs, will be divided equally. The Company has granted exclusive rights to distribute the releases in the territory to Planet Africa. To date, the Company has received no royalties and has recognized no revenue or income in connection with this agreement.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 2 - PRODUCTION AND DISTRIBUTION AGREEMENTS (CONTINUED):

RENAISSANCE RECORDS INC.

In March 1999, the Company entered into an agreement with Renaissance Records, Inc. to form a joint venture operating under the name Planet Nashville, LLC ("Planet Nashville"). Planet Nashville, which is owned equally by both parties, is authorized to distribute and sell recordings derived from the Company's masters. All revenue and expenses of the joint venture will be shared equally by both parties. For the year ended August 31, 1999, the Company has not recorded any income in connection with this agreement.

The Company is a party to several other joint venture agreements which at August 31, 1999 are deemed to be immaterial.

NOTE 3 - ACCOUNTS RECEIVABLE - RELATED PARTY:

Accounts receivable - related party represents amounts due from Multi-Media Industries Corporation ("MMIC"). Two of the Company's officer's and shareholders are also shareholders of MMIC. In 1996, the Company entered into a production and distribution agreement as well as a related joint venture with MMIC. In 1997, the Company recorded $204,362 in revenues from MMIC, of which $180,615 remains uncollected as of August 31, 1999. (See Notes 11, 12 and 17) for additional related party disclosures).


NOTE 4 - NOTE RECEIVABLE - RELATED PARTY:

Installment note receivable from a related party, Renaissance Records, Inc., aggregates $100,000 at August 31, 1999 with interest at 6% per annum from inception through August 1, 1999 and 12% per annum thereafter. This note is secured by accounts receivable of Renaissance Records Inc. (See also Note 2.)


NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment which is reflected at cost, consists of the following:

                                                  AUGUST 31,    AUGUST 31,
                                                    1999          1998
                                                  ----------   ----------
Recording studio equipment                        $  204,537   $  200,000
Computer and other equipment                       1,480,982       10,094
Leasehold improvements                                29,778           --
Warehouse and office equipment                     1,197,785           --
Furniture and fixtures                               126,296           --
Rack jobbing fixtures                                143,603           --
Vehicles (Note 9)                                    142,097           --
                                                  ----------   ----------
                                                   3,325,078      210,094
Less: accumulated depreciation and amortization    1,904,292       37,684
                                                  ----------   ----------
                                                  $1,420,786   $  172,410
                                                  ==========   ==========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 6 - RECORD MASTERS:

Record Masters at August 31, 1999 and 1998 consist of the following:

                                    1999            1998
                                 ----------      ----------
Cost                             $6,625,000      $6,500,000
Less: accumulated amortization       58,963              --
                                 ----------      ----------
                                 $6,566,037      $6,500,000
                                 ==========      ==========
See also Note 1

NOTE 7 - DEFERRED REVENUE:

On July 8, 1997, the Company entered into an agreement granting Nippon Columbia Company, Ltd. ("NCC") and its subsidiaries, the right to produce and distribute music CD's and video tapes in Japan, Hong Kong, Taiwan and Singapore. The agreement is for a term of one year and four months, commencing September 1, 1997, and was extended on a quarterly basis by the Company provided NCC makes certain minimum payments and purchases during the term of the agreement. The Company recognizes royalty revenue of $1 per sale of each compact disc licensed to NCC.

The Company received a $150,000 advance under the agreement which was recorded as deferred revenue. For the year ended August 31, 1999 and the eight months ended August 31, 1998, $5,288 and $22,701, respectively, were earned under the agreement. At August 31, 1999, the balance of deferred revenues aggregates $118,226.

In addition to the above, at August 31, 1999, the balance of deferred advertising revenues for advances received from NEOS's suppliers aggregated $93,307.


NOTE 8 - NOTES PAYABLE AND LINE OF CREDIT:

In April 1999, NEOS entered into a new working capital line of credit and an equipment line of credit with a financial institution, which provides for maximum borrowings of $8,500,000 and $1,500,000, respectively. The two lines of credit are payable in April 2002. Both lines of credit bear interest at prime plus 1% per annum and are secured by all the assets of NEOS and the guaranty of Planet. Direct borrowings under the working capital line, which is based on eligible accounts receivable and inventory as defined in the agreement, was $5,435,035 at August 31, 1999. Both lines also contain various financial covenants. There was no borrowing under the equipment line of credit at August 31, 1999.


NOTE 9 - NOTES PAYABLE:
                                                                   AT AUGUST 31,
                                                                       1999
                                                                   -------------
Two auto loans payable in monthly installments aggregating $1,999, including interest at 7.25% and 7.75% per annum, secured by
   autos and maturing in November 2003                               $69,157
Less current maturities                                               19,456
                                                                     -------
                                                                     $49,701
                                                                     =======

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 9 - NOTES PAYABLE (CONTINUED):

At August 31, 1999, the annual scheduled principal payments of these loans are $19,456, $20,982, $14,446, $11,313 and $2,960 for each of the next five years, respectively.


NOTE 10 - CAPITALIZED LEASE OBLIGATIONS:

The Company leases various equipment under capitalized leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated useful lives. Depreciation expense of assets under capital leases is included in depreciation expense for the year ended August 31, 1999 and amounted to $68,831.

At August 31, 1999 assets under capital leases are as follows:

Computer and other equipment                                           $103,609
Warehouse and office equipment                                          139,366
Furniture and fixtures                                                   23,896
Rack jobbing fixtures                                                    66,923
                                                                       --------
                                                                        333,794
Less: accumulated depreciation                                          118,491
                                                                       --------
                                                                       $215,303
                                                                       ========

Minimum annual future lease payments under the capital leases as of August 31, 1999 and for each of the next two years and in the aggregate are:

Fiscal year ending August 2000                                         $ 61,712
Fiscal year ending August 2001                                            9,118
                                                                       --------
Total minimum lease payments                                             70,830
Less amount representing interest                                        (3,708)
                                                                       --------
Present value of net minimum lease payments
   with interest at approximately 11%-26%                                67,122
Less current portion                                                     58,072
                                                                       --------
Long-term portion                                                      $  9,050
                                                                       ========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 11 - NOTES PAYABLE - RELATED PARTY:

On January 27, 1997, the Company borrowed $100,000 at 10% interest due January 27, 1998 from an investment company. In December 1997, the Company converted the $100,000 note and $10,000 of accrued interest to 1,100,000 shares of the Company's common stock.

On January 19, 1998, the Company borrowed an additional $150,000 from this investment company/shareholder. The unsecured note is due on demand, with interest payable on January 19, 1999 at 10% per annum. The note holder waived this interest payment but interest continues to accrue.

On August 25, 1999, the Company borrowed an additional $400,000 from the same shareholder. This unsecured note is due September 1, 2000, with interest payable quarterly beginning on December 1, 1999 at 9% per annum.


NOTE 12 - LONG-TERM DEBT - RELATED PARTIES:

Long-term debt consists of the following:

                                                                                 AUGUST 31,
                                                                       ----------------------------
                                                                          1999              1998
                                                                       -----------      -----------
Unsecured   note   payable  to  Gulf  Coast   Music,   LLC,  a
stockholder of the Company,  due September 2001, with interest at 9.75%  per  annum.  Payments  of  $250,000  principal  plus
interest are due annually beginning September 1997 (i).                $   500,000      $ 1,000,000

Note  payable to former  stockholder  of NEOS in the  original amount of $750,000,  as partial payment for the acquisition of
NEOS on  September  1, 1998.  This  note,  which is secured by common stock of the Company,  is payable  $375,000 on February
28,  1999  and   August 31,   1999.   On  September  1,  1999,
subsequent  to this  balance  sheet date,  this note was fully
paid (see Note 19).                                                        375,000               --

Unsecured  demand note payable to former  stockholder  of NEOS
with interest at 9% per annum.                                             344,000               --
                                                                       -----------      -----------

Total                                                                    1,219,000        1,000,000
Less current portion                                                       719,000          250,000
                                                                       -----------      -----------

Long-term portion                                                      $   500,000      $   750,000
                                                                       ===========      ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 12 - LONG-TERM DEBT - RELATED PARTIES (CONTINUED):

(i) Prior to December 1998, the Company had not made all of the required payments due under the terms of the note with Gulf Coast Music, LLC since Gulf Coast had not completed its obligation to deliver unencumbered title to certain of the master recordings. In December 1998, all disputes had been resolved, and the Company obtained unencumbered title to the master recordings (See Notes 1 and 20).

At August 31, 1999, the annual scheduled principal payments of long-term debt are $719,000, $250,000 and $250,000 for each of the next three years, respectively.

NOTE 13 - INCOME TAXES:

The composition of deferred tax assets and (liabilities) are as follows:

                                       FOR THE            FOR THE EIGHT
                                      YEAR ENDED           MONTHS ENDED
                                      AUGUST 31,            AUGUST 31,
                                         1999                  1998
                                      ----------          -------------
Total deferred tax assets              $ 620,000           $ 460,000
Total valuation allowance               (376,000)           (460,000)
                                       ---------           ---------

Net total deferred tax assets          $ 244,000           $      --
                                       =========           =========
Total deferred tax liabilities         $ 144,000           $      --
                                       =========           =========

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

                                       FOR THE            FOR THE EIGHT
                                      YEAR ENDED           MONTHS ENDED
                                      AUGUST 31,            AUGUST 31,
                                         1999                  1998
                                      ----------          -------------
Deferred tax assets:
   Accrued interest                    $  96,000           $  36,000
   Accrued officers' salary              216,000                  --
   Inventory capitalization               36,000                  --
   Allowance for doubtful accounts        57,000                  --
   Other                                   4,000              11,000
   Net operating loss carry forwards     211,000             413,000
                                       ---------           ---------

      Gross deferred tax assets          620,000             460,000
   Valuation allowance                  (376,000)           (460,000)
                                       ---------           ---------

      Total deferred tax assets        $ 244,000           $      --
                                       =========           ---------
Deferred tax liabilities:
   Goodwill                            $  77,000           $      --
   Property and equipment                 67,000                  --
                                       ---------           ---------
      Total deferred tax liabilities   $ 144,000           $      --
                                       =========           =========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 13 - INCOME TAXES (CONTINUED):

No provision for income taxes was recorded for the eight months ended August, 1998 as the Company incurred losses during that period. The Company has net operating loss carryovers of approximately $527,000 which expire during 2012 and 2013. The Company is providing a valuation allowance in connection with deferred tax assets based upon an estimate of the assets considered realizable in future periods. This allowance will be evaluated at the end of each year considering both positive and negative evidence concerning the realizability of the assets, and will be increased or decreased accordingly.

The provision (benefit) for income taxes is comprised of the following:

                                                    FOR THE      FOR THE EIGHT
                                                  YEAR ENDED      MONTHS ENDED
                                                  AUGUST 31,       AUGUST 31,
                                                     1999            1998
                                                  ----------     -------------
CURRENT:
   Federal                                         $     --         $   --
   State                                             40,482             --
                                                   --------         ------
      Total current provision                        40,482             --
                                                   --------         ------

DEFERRED:
   Federal                                          (65,275)            --
   State                                             (9,325)            --
                                                   --------         ------

      Total deferred income taxes (benefit)         (74,600)            --
                                                   --------         ------
      Total provision (benefit) for income taxes   $(34,118)        $   --
                                                   ========         ======


The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                    FOR THE      FOR THE EIGHT
                                                  YEAR ENDED      MONTHS ENDED
                                                  AUGUST 31,       AUGUST 31,
                                                     1999            1998
                                                  ----------     -------------

Statutory rate                                           35%            --
State and local taxes                                     5%            --
Tax benefit of timing differences                       (54%)           --
                                                   --------         ------
Effective tax rate                                      (14%)           --
                                                   ========         ======

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 14 - ECONOMIC DEPENDENCY:

For the year ended August 31, 1999, sales to one customer were in excess of 10% of net sales and amounted to approximately $9,460,000. At August 31, 1999, the amount due from this customer aggregated approximately $368,000. There were no sales to any one customer in excess of 10% of net sales for the eight months ended August 31, 1998.

Effective January 15, 1999, the Company no longer serviced the above referenced customer. Sales to this customer (Meijer) by NEOS, for the years ended August 31, 1999 and August 31, 1998 aggregated approximately 22% and approximately 40% of sales, respectively. The Company has taken legal action against this customer regarding the receivables outstanding at that date, as well as certain rack equipment still in use in the customer's store locations (See Note 20 - Litigation).

For the year ended August 31, 1999, purchases from four vendors were in excess of 10% of net purchases and amounted to approximately $10,494,000, $6,033,000, $6,030,000 and $5,577,000, respectively. At August 31, 1999, accounts payable to these vendors aggregated approximately $2,294,000, $1,065,000, $1,030,000 and $1,364,000, respectively. Certain vendors payables are secured by their specific inventories.

There were no purchases from any one vendor in excess of 10% of net purchases for the eight months ended August 31, 1998.


NOTE 15 - PROFIT SHARING PLAN:

In May 1999, the Company established a 401(k) profit sharing plan, ("401(k) Plan") which covers all eligible employees. Under the terms of the 401(k) Plan, all employees who have attained the age of 21 years and have completed 1,000 hours of service are eligible to contribute to the Plan at the next entry date. The 401(k) Plan provides for a matching contribution of 50% of the first 4% of the employee contribution. The Company's matching contribution for the year ended August 31, 1999 was $12,011.


NOTE 16 - STOCK OPTIONS AND WARRANTS:

On October 1, 1996, the Company adopted a plan known as the Planet Entertainment Corporation Stock Plan (the "Plan") pursuant to which the Board of Directors shall issue awards, options and grants. Pursuant to the Plan, 1,000,000 shares of the Company's common stock have been reserved for issuance as awards. As of August 31, 1999 no awards, options or grants have been issued.

In September 1998, the Company granted options (not part of the Plan) to an employee to purchase 150,000 shares of the Company's common stock. Each option is exercisable at $5.25 per share. The options were issued at the fair market value of the stock at the date of grant. 75,000 options are exercisable immediately for a period of 3 years. The remaining options vest at a rate of 25,000 shares per year and are exercisable for 3 years from the date of grant. As of August 31, 1999 no options have been exercised.

On January 29, 1997, 316,000 warrants were issued to certain officers and directors to purchase 3,160,000 shares of common stock. Each warrant is exercisable at $20 per warrant to purchase 10 shares (effectively $2 per share). The warrants were issued at the fair value of the stock on the date of the grant. The warrants are exercisable immediately and for a period of 10 years beginning January 29, 1997. As of August 31, 1999, no warrants have been exercised.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 16 - STOCK OPTIONS AND WARRANTS (CONTINUED):

As a result of the acquisition of NEOS, the Company issued to two officers of the Company, options (not part of the plan) to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $5.25 per share over a period of five years. These officers waived all incentive based compensation due under the terms of their agreements and accepted these options. In addition, the Company issued to the seller of NEOS (See Note 19), options to purchase 250,000 shares of the Company's common stock exercisable at $5.25 per share over a period of two years.

In September 1998 and March 1999, the Company granted options (not part of the Plan) to purchase 25,000 shares of the Company's common stock each to one employee and two employees, respectively. These options are exercisable at $5.25 per share over a period of three years.

The Company applies APB 25 and related interpretations in the accounting for the Plan. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for the Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings (loss) and earnings
(loss) per share would have been adjusted to the proforma amounts indicated below:

                                       FOR THE YEAR ENDED   FOR THE EIGHT MONTHS
                                        AUGUST 31, 1999        AUGUST 31, 1998
                                       ------------------   --------------------
Net earnings (loss):
   As reported                             $  278,462             $(645,464)
   Proforma                                  (965,908)             (645,464)
Basic and diluted loss per share:
   As reported                                   (.01)                 (.37)
   Proforma                                      (.11)                 (.37)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighed average assumptions: expected volatility of 100 %; risk free interest rate of 5.38%; and expected lives of 1 to 3 years.


NOTE 17 - RELATED PARTY TRANSACTIONS:

In addition to transactions with related parties discussed throughout the notes to the financial statements, the following related party transactions have also occurred:

DUE TO STOCKHOLDERS:

Due to stockholders represents 9% interest bearing, working capital advances, made by two stockholders. The advances are due upon demand.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 17 - RELATED PARTY TRANSACTIONS (CONTINUED):

AGREEMENTS WITH MULTI-MEDIA INDUSTRIES CORPORATION (MMIC):

(A)  JOINT VENTURE AGREEMENT:

On July 22, 1997, the Company entered into a joint venture agreement with MMIC, an entity whose stockholders are also stockholders of the Company. The agreement requires the production of a minimum of 20 new music releases per year, contingent upon attaining a specified level of funding. All net revenue from the production, development and distribution of releases under the agreement will be split 50% to the Company and 50% to MMIC. Under the agreement, the Company is entitled to a distribution royalty for foreign and domestic distribution of the produced compact disks. No revenues have been earned under this agreement to date.

(B)  PRODUCTION:

In September 1996, the Company entered into a production and distribution agreement with MMIC under the label Century Records, which calls for Planet to receive compensation of 10% of the cash receipts, net of returns, of the production and distribution of 10 enhanced multi-media compact disks. MMIC is required to pay directly or reimburse the Company for all production costs incurred by the Company. Compensation earned for the year ended August 31, 1999 and the eight months ended August 31, 1998 was $0 and $3,069, respectively.


NOTE 18 - STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

On May 31, 1998, the Company sold $5,000,000 (500 shares) of 7% non-voting, convertible preferred stock to a private investment fund. The Company also issued warrants to the fund to purchase 75,000 shares of common stock, exercisable at $9.625 for 5 years. The preferred stock pays a cumulative 7% annual dividend on a quarterly basis in cash or shares of common stock and is convertible to common stock at 58% (as amended) of the average of the 5 lowest of the prior 10 days trading prices of the common stock at the issue date. The preferred stock automatically converts to common stock on such basis at the end of two years. The Company has the right to redeem the preferred stock on the same terms as the conversion. At August 31, 1999 and 1998 the amount of dividends in arrears on the preferred stock were $414,108 and $87,500, respectively.

Based upon an amendment to the original agreement, the Company agreed to indemnify the private investment fund against any losses, claims, damages or liabilities that may arise from any action or claim brought under Section 16(b) of the Securities Exchange Act of 1934 and based upon or resulting from the lowering of the discount rate pursuant to this transaction. During August 1998, the Company recorded a dividend as a return of capital to the preferred stockholders for the 42% beneficial discount given with respect to the conversion price, in accordance with Emerging Issues Task Force Topic No. D-60, which indicates that "a discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize the return." As the stock is convertible upon issuance, the dividend has been reflected accordingly.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 18 - STOCKHOLDERS' EQUITY (CONTINUED):

These dividends have reduced income available to common shareholders and accordingly, earnings per share.

The agent for the transaction was paid a 10% ($500,000) fee and received warrants to purchase 150,000 shares of common stock exercisable at $9.625 for 5 years. In addition, the Company paid $25,000 of direct expenses for the transaction.

During the year ended August 31, 1999, the holder of the preferred stock converted 35 shares plus unpaid dividends aggregating $28,535 into 171,748 shares of the Company's common stock.

COMMON STOCK:

During the period ended August 31, 1998, the Company issued 554,089 shares to various consultants for services rendered.

NOTE 19 - ACQUISITION OF NORTHEAST ONE STOP, INC.:

On September 1, 1998, the Company acquired all of the issued and outstanding capital stock of Northeast One Stop, Inc. ("NEOS"), a record and entertainment products distribution company. The purchase price was $4,961,750 comprised of
(a) $2,250,000 in cash of which $100,000 was placed in escrow as of August 31, 1998, (b) a $750,000 promissory note, of which $375,000 was paid within six months from the date of closing and $375,000 which was paid on September 1, 1999, (c) options to purchase a total of 250,000 shares of the Company's common stock valued at $1,147,750., and (d) options to purchase a total of 250,000 shares of the Company's common stock valued at $814,000. The options in (c) above were issued to two stockholders of the Company, in consideration for advisory services rendered in connection with the acquisition pursuant to the their employment agreements (see Note 20). The options in (d) above were issued to the seller of NEOS at a price of $5.25 per share for a term of two years from the date of closing. The options were valued pursuant to the provisions of SFAS
123. The promissory note is secured by the Company's common stock.

For financial statement purposes the acquisition was accounted for as a purchase since Planet exchanged cash and notes payable aggregating $3,000,000 in exchange for all of the outstanding common stock of Northeast One Stop, Inc.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 19 - ACQUISITION OF NORTHEAST ONE STOP, INC. (CONTINUED):
The purchase price for NEOS is allocated as follows:
Cash                                                                     $   522,584
Inventory                                                                  6,848,567
Accounts receivable                                                        5,646,804
Property and equipment                                                       784,376
Other assets                                                                 141,799
Accounts payable and accrued expenses                                     (8,180,609)
Notes payable                                                             (4,655,947)
Capitalized lease obligations                                               (234,081)
Other liabilities                                                           (506,167)
Goodwill                                                                   4,594,424
                                                                         -----------

      Total purchase price (including acquisition costs of $1,147,750)     4,961,750

Less:
    Cash paid at signing of letter of intent                                (100,000)
    Notes payable                                                           (750,000)
    Options granted to seller of NEOS                                       (814,000)
    Options granted, acquisition costs - additional paid-in capital       (1,147,750)
                                                                         -----------

Cash paid at closing                                                     $ 2,150,000
                                                                         ===========

Prior to the acquisition, the Company had a fiscal year end of December 31. The Company's results of operations have been restated to conform with the Northeast One Stop, Inc. year end of August 29, 1998. The following summarized unaudited proforma financial information assumes the acquisition had occurred on September 1, 1997:
                                                            UNAUDITED PROFORMA
                                                                YEAR ENDED
                                                             AUGUST 31, 1998
                                                            ------------------
Net revenues                                                  $35,152,348
Net loss                                                      $  (233,672)
Net loss attributable to common stockholders
    after giving affect to preferred stock
    dividends                                                 $(4,204,362)
Net loss per common share                                     $      (.37)

The proforma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


NOTE 20 - COMMITMENTS AND CONTINGENCIES:

INSURANCE

The Company does not maintain insurance to cover damages from fire, flood or other casualty losses to its music master libraries. Costs resulting from uninsured property losses will be charged against income upon occurrence. No uninsured casualty property losses were incurred or charged to operations for the year ended August 31, 1999, or the eight months ended August 31, 1998.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 20 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

RECORDING AGREEMENTS

Higher Ground Records has entered into several artist recording contracts. The contracts are for an initial period of one year with options to renew for one to two years. Recording costs are to be paid by Higher Ground Records and recouped from future royalties due the artist. In accordance with the terms of the contracts, all masters, records and reproductions are the property of Higher Ground Records.

EMPLOYMENT AGREEMENTS/COVENANT NOT TO COMPETE - NEOS

In conjunction with the acquisition of NEOS, the Company secured the continued employment of the former sole stockholder of NEOS for a one-year period, which provides for annual compensation of $145,000. This agreement has been amended and extended for an additional six month period. It allows the individual to work part-time at an annualized salary of $52,000. In addition, as part of the acquisition agreement, the former sole shareholder of NEOS has agreed for a period of 5 years from the date of acquisition and within 1,500 miles from any facility from which the Company currently conducts business not to directly or indirectly engage in any activity and/or business which competes directly or indirectly with the Company without the express permission of the Board of Directors.

The Company has secured an employment and executive compensation agreement with an employee of NEOS for a term of three years at an annual rate of $125,000. The agreement includes an incentive bonus based on NEOS's profitability. There are also options to purchase 150,000 shares of the Company's Common Stock at a price of $5.25 per share. These options vest over a period of three years with 75,000 options vesting on the agreement date (September 21, 1998) and the remaining 75,000 options vesting in equal annual installments of 25,000 on each subsequent anniversary date of this agreement (See Note 16).

OTHER EMPLOYMENT AGREEMENTS

On August 14, 1998, the Company entered into employment agreements with three of its executive officers. The agreements are for a term of ten years and provide for first year compensation of $125,000 per officer with annual increases of at least 10% per annum each year as well as an incentive bonus based upon the Company's profitability and acquisition activities.

LEASE AGREEMENT

The Company leases land and a building which house a recording studio under an agreement with the former shareholders of Al Alberts On Stage, Ltd, a subsidiary. The initial term is for a period of five years commencing March 1, 1997, with lease payments of approximately $24,000 per year. At the end of the first term, the Company has the option to acquire the premises for $10, with the assumption of certain liabilities principally consisting of the outstanding mortgage balance at that time. The Company also rents office space in Maryland and Pennsylvania under operating leases aggregating monthly rentals of approximately $1,255 per month. These leases expire in November 1999 and April 2000, respectively.

In connection with the acquisition of NEOS (see Note 19), NEOS entered into a new lease for an office and operating facility with an entity controlled by the former stockholder and now director of the Company. The term of the lease is for five years commencing October 1, 1998 with annual payments of $144,000 for the first year and $180,000 for each year thereafter. In addition to the base rent, NEOS is subject to 50% of real estate and other taxes.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 20 - COMMITMENTS AND CONTINGENCIES (CONTINUED):


The Company was also granted an option to purchase the leased facility at fair market value less 10% within five years from the date of acquisition of NEOS.

The following is a schedule of future minimum lease payments under operating leases for the years shown:

                         RELATED PARTY            OTHER                  TOTAL
                         -------------           --------              ---------
        2000              $ 177,000                31,043              $ 208,043
        2001                180,000                24,000                204,000
        2002                180,000                12,000                192,000
        2003                180,000                    --                180,000
        2004                 15,000                    --                 15,000
                          ---------              --------              ---------

                          $ 732,000              $ 67,043              $ 799,043
                          =========              ========              =========

Rent expenses was $189,306 and $18,373 for the year ended August 31, 1999 and the eight months ended August 31, 1998, respectively.

LITIGATION

There are currently no threatened or pending legal proceedings against the Company. From time to time, the Company has received notices from a limited number of third parties claiming an ownership interest in certain master recordings published by the Company and sold through its distributors, demanding, among other things, that the Company immediately cease distributing these master recordings, or in the alternative, demanding that the Company pay them royalties. The Company has responded by providing these entities with information regarding the Company's chain of title to these recordings, and in two instances the Company has suspended the future release of the recordings until the matters are resolved. There can be no assurances that either of these matters will be resolved to the Company's satisfaction or that additional claims will not be brought against the Company in the future by other third parties, or that any such claims will not be successful. If such a claim were successful, the Company's business could be materially adversely affected.

In July 1999, the Company initiated a lawsuit against a former major customer Meijer, Inc. ("Meijer") (See Note 14) and Summit United Service, LLC ("Summit United"). In this lawsuit, the Company alleges that Meijer and Summit United are liable to the Company for certain display rack fixtures that were supplied to Meijer in order to merchandise and sell music and music related products. The net book value of the display rack fixtures at issue in the lawsuit is approximately $200,000. In addition, the Company is suing for reasonable rental value of the display rack fixtures, advertising credits in the amount of $67,379, a new store allowance credit in the amount of $171,041 and improper deductions for returned product in the amount of $300,644. As of August 31, 1999, no counter claim or other claims have been asserted or threatened against the Company arising out of these transactions. Management of the Company is vigorously prosecuting this lawsuit which is in the discovery process.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEAR ENDED AUGUST 31, 1999 AND THE EIGHT MONTH PERIOD
                              ENDED AUGUST 31, 1998

NOTE 20 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

Management of the Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or the results of operations.

AGREEMENT - GULF COAST MUSIC, LLC

In connection with the acquisition of Masters from Gulf Coast (See Note 1), the Company was indebted to Gulf Coast in the amount of $500,000 plus accrued interest as of August 31, 1999 (see Note 12).

On August 26, 1999, the Company agreed to periodically remove the restrictive legend from the 694,000 shares of Company stock owned by Gulf Coast which were also part of the purchase price. Gulf Coast will make reasonable efforts to sell this stock on the open market in minimum and maximum amounts of 1,000 to 2,000 shares per day. As unrestricted shares are sold, the Company will remove the restrictive legend from additional shares until the restrictions on all 694,000 shares are removed. On June 1, 2000, the Company will remove the restrictive legend on all remaining shares held by Gulf Coast. This date will be extended one day for every day after September 7, 1999, that it takes Gulf Coast to present its certificate to have the restrictions removed and open a discount brokerage account.

If by June 1, 2000, any combination of cash payments on the promissory note and interest made by the Company, and proceeds actually received from sales of Company stock by Gulf Coast, totals $1,800,000, the remaining promissory note shall be considered paid in full and any remaining stock held by Gulf Coast shall be returned to the Company.

NOTE 21 - SEGMENT INFORMATION:

The Company operates in five business segments; music record masters production, music studio operations, record label production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment:

                                                                             DEPRECIATION
                                                              OPERATING           AND          TOTAL          CAPITAL
           1999                                REVENUES     EARNINGS (LOSS)  AMORTIZATION      ASSETS      EXPENDITURES
           ----                              ------------   ---------------  ------------   ------------   ------------
Rack distribution sales                      $ 13,873,397    $   (447,400)   $    144,821   $  6,227,475   $    326,903
One-Stop distribution sales                    28,345,979         858,546         294,032     12,643,661        663,710
Music record master
  production                                    1,505,288          61,229          58,963      8,436,604             --
Music studio operations                            49,683        (197,947)         30,029        217,751          4,536
Record label productions                           16,207         (72,026)             --         12,228             --
                                             ------------    ------------    ------------   ------------   ------------
                                             $ 43,790,554    $    202,402    $    527,845   $ 27,537,719   $    995,149
                                             ============    ============    ============   ============   ============

      1998 (8 months)
      ----
Music record master
  production                                 $     23,042    $   (631,538)   $     10,000   $  6,954,370   $         --
Music studio operations                            35,451         (71,363)         23,758        222,126             --
Record label productions                           51,002          10,016              --         71,207             --
                                             ------------    ------------    ------------   ------------   ------------
                                             $    109,495    $   (692,885)   $     33,758   $  7,247,703(i)$         --
                                             ============    ============    ============   ============   ============

(i) Does not include corporate cash and restricted cash assets aggregating $4,070,947.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PROFORMA EXPLANATORY HEADNOTE
                           YEAR ENDED AUGUST 31, 1998

The following unaudited proforma consolidated financial statements give effect to the acquisition by Planet Entertainment Corporation (the "Company") of Northeast One Stop, Inc. ("NEOS") and are based on the estimates and assumptions set forth herein and in the notes to such statements. This proforma information has been prepared utilizing the historical financial statements of the Company and notes thereto, and the historical financial statements of NEOS and notes thereto. The proforma financial data does not purport to be indicative of the results which actually would have been obtained had the acquisitions been effected on the dates indicated or the results which may be obtained in the future.

The proforma consolidated statements of operations for the year ended August 31, 1998 include the operating results of the Company and NEOS for such period.

Effective September 1, 1998, the Company acquired all of the issued and outstanding common stock of NEOS. The purchase price for NEOS was $4,961,750 comprised of $2,250,000 in cash and $750,000 in notes, which has been paid in full, options to purchase 250,000 shares of the Company's common stock valued at $1,147,750, issued to two shareholders of the Company for acquisition services rendered and additionally, options granted to the stockholder of NEOS to purchase 250,000 shares of the Company's common stock, exercisable at a price of $5.25 per share, exercisable for a term of two years from the date of closing, valued at $814,000. The cash paid at closing was obtained by the Company through its sale of 500 shares of the Company's 7% non-voting, convertible preferred stock (for net proceeds of $4,475,000) on May 31, 1998.

The purchase price of NEOS is allocated as follows:
Cash                                                                    $   522,584
Inventory                                                                 6,848,567
Accounts receivable                                                       5,646,804
Property and equipment                                                      784,376
Other assets                                                                141,799
Accounts payable and accrued expenses                                    (8,180,609)
Notes payable                                                            (4,655,947)
Capitalized lease obligations                                              (234,081)
Other liabilities                                                          (506,167)
Goodwill                                                                  4,594,424
                                                                        -----------

     Total purchase price (including acquisition costs of $1,147,750)     4,961,750
Less:
   Cash paid at signing of letter of intent                                (100,000)
   Notes payable                                                           (750,000)
   Options granted to seller of NEOS                                       (814,000)
   Options granted, acquisition costs - additional paid-in capital       (1,147,750)
                                                                        -----------

Cash paid at closing                                                    $ 2,150,000
                                                                        ===========

                            PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS



                                               Planet
                                           Entertainment
                                           Corporation and     Northeast
                                             Subsidiaries    One Stop, Inc.
                                            For the Twelve   For the Year
                                             Months Ended        Ended          Proforma     Consolidated
                                            August 31, 1998 August 29, 1998   Adjustments      Proforma
                                              -----------     -----------      ----------    ------------
REVENUES:
   Sales, net                                 $    44,035     $34,793,341      $       --    $ 34,837,376
   Royalty                                         26,817              --              --          26,817
   Studio                                         288,155              --              --         288,155
                                              -----------     -----------      ----------    ------------
      Total revenues                              359,007      34,793,341              --      35,152,348
                                              -----------     -----------      ----------    ------------
COSTS AND EXPENSES:
   Cost of sales                                   18,247      29,152,959              --      29,171,206
   Selling, general and administrative          1,058,523       4,161,426              --       5,219,949
   Depreciation and amortization                   47,149         238,165         113,123         398,437
   Interest expense                                    --         430,687              --         430,687
   Interest expense - related party               154,098              --              --         154,098
   Bad debt expense                                    --          38,106              --          38,106
   Amortization of loan costs                          --          28,526              --          28,526
                                              -----------     -----------      ----------    ------------
      Total costs and expenses                  1,278,017      34,049,869         113,123      35,441,009
                                              -----------     -----------      ----------    ------------
INCOME (LOSS) FROM OPERATIONS                    (919,010)        743,472        (113,123)       (288,661)
                                              -----------     -----------      ----------    ------------
OTHER INCOME:
   Dividend income                                 47,421              --              --          47,421
   Interest income                                     --           2,289              --           2,289
   Other                                               --           5,279              --           5,279
                                              -----------     -----------      ----------    ------------
      Total other income                           47,421           7,568              --          54,989
                                              -----------     -----------      ----------    ------------
INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                     (871,589)        751,040        (113,123)       (233,672)

PROVISION FOR INCOME TAXES                             --        (275,107)        275,107              --
                                              -----------     -----------      ----------    ------------
NET INCOME (LOSS)                             $  (871,589)    $   475,933      $  161,984    $   (233,672)
                                              ===========     ===========      ==========    ============
NET INCOME (LOSS)                                (871,589)    $   475,933      $  161,984    $   (233,672)
   Less preferred stock dividends                 (87,500)             --        (262,500)       (350,000)
   Less preferred stock dividend
   return of capital                           (3,620,690)             --              --      (3,620,690)
                                              -----------     -----------      ----------    ------------
NET INCOME (LOSS)
ATTRIBUTABLE TO COMMON STOCKHOLDERS           $(4,579,779)    $   475,933      $ (100,516)   $ (4,204,362)
                                              ===========     ===========      ==========    ============
NET (LOSS) PER COMMON SHARE BASIC                                                            $       (.37)
                                                                                             ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                                      11,436,595
                                                                                             ============

                        See accompanying notes to unaudited proforma consolidated
                             financial statements and explanatory headnote.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS

NOTE 1 - PROFORMA ADJUSTMENTS

The adjustments relating to the unaudited proforma consolidated statement of operations are computed assuming the acquisition of Northeast One Stop, Inc. ("NEOS") was consummated at the beginning of the applicable period presented.


NOTE 2 - ADDITIONAL AMORTIZATION

The unaudited proforma consolidated statement of operations for the twelve months ended August 31, 1998 reflect amortization of goodwill using the straight-line method over 40 years. Goodwill consists of the excess of the purchase price of NEOS over the estimated fair values of the assets acquired and liabilities assumed, including the issuance to two stockholders of the Company, options to purchase 250,000 shares of the Company's common stock valued at $1,147,750, in consideration for advisory services rendered in connection with the acquisition and also the issuance to the seller of NEOS options to purchase 250,000 shares of the Company's common stock valued at $814,000.


NOTE 3 - PLANET ENTERTAINMENT CORPORATION - CHANGE IN YEAR END

Planet Entertainment Corporation changed its fiscal year from December 31 to August 31. For proforma purposes, the period from September 1 to December 31, 1997 has been added to the eight months ended August 31, 1998 to reflect a full twelve months as follows:

                                      September 1,   January 1,
                                          to             to
                                      December 31,   August 31,
                                         1997           1998          Proforma
                                      -----------    -----------    -----------
Revenues                              $   249,512    $   109,495    $   359,007
Costs and expenses                        475,637        802,380      1,278,017
                                      -----------    -----------    -----------

Loss from operations                     (226,125)      (692,885)      (919,010)
Other income                                   --         47,421         47,421
                                      -----------    -----------    -----------

Loss before provision for income taxes   (226,125)      (645,464)      (871,589)

Provision for income taxes                     --             --             --
                                      -----------    -----------    -----------

Net loss                              $  (226,125)   $  (645,464)   $  (871,589)
                                      ===========    ===========    ===========

NOTE 4 - PROVISION FOR INCOME TAXES

The  unaudited  proforma   consolidated   statement  of  operations  include  an
adjustment to eliminate the provision for income taxes of NEOS, recognizing the benefit from utilization of Planet Entertainment Corporation's net loss.