Form 10QSB
period 1999-11-30
PLANET ENTERTAINMENT CORP
filed 2000-01-14
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                        ---------------------------------


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________.

Commission File No. 0-29776


                        PLANET ENTERTAINMENT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  FLORIDA                             33-0471728
     (State or other jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)


           222 HIGHWAY 35, P.O. BOX 4085, MIDDLETOWN, NEW JERSEY 07748
                    (Address of principal executive offices)

                                 (732) 530-8819
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1999: 12,147,803

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        PLANET ENTERTAINMENT CORPORATION


                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets at November 30, 1999
              (Unaudited) and August 31, 1999..............................F-1

            Consolidated Statements of Operations
              for the Three Months Ended
              November 30, 1999 and 1998 (Unaudited).......................F-3

            Consolidated Statements of Cash Flows
              for the Three Months Ended
              November 30, 1999 and 1998 (Unaudited).......................F-4

            Notes to Consolidated Financial Statements.....................F-6

Item 2.     Management's Discussion and Analysis or Plan
              of Operation.................................................F-8

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...............................13

SIGNATURES

                      PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES          PAGE 1 OF 2
                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                   NOVEMBER 30,  AUGUST 31,
                                                                      1999          1999
                                                                   ------------  -----------
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                     $   162,826   $   620,975
     Accounts receivable, net of allowance for doubtful accounts of $627,102 and $617,143 for November 30, 1999 and
       August 31, 1999, respectively                                 5,504,346     5,062,283
     Accounts receivable, net - related party                          180,615       180,615
     Inventories                                                     9,572,312     7,165,072
     Marketable securities - available for sale                      2,624,243     1,274,272
     Prepaid expenses and other current assets                         127,962       200,767
     Note receivable - related party                                   100,000       100,000
     Deferred income taxes                                             485,000       244,000
                                                                   -----------   -----------
TOTAL CURRENT ASSETS                                                18,757,304    14,847,984
                                                                   -----------   -----------


PROPERTY AND EQUIPMENT - NET                                         1,479,871     1,420,786
                                                                   -----------   -----------

OTHER ASSETS:
     Record masters - net                                            6,440,957     6,566,037
     Goodwill - net                                                  4,511,059     4,541,899
     Investment in joint ventures                                        9,000         9,000
     Organization costs - net                                           23,750        27,500
     Security deposits and other assets                                164,672       124,513
                                                                   -----------   -----------

TOTAL OTHER ASSETS                                                  11,149,438    11,268,949
                                                                   -----------   -----------

                                                                   $31,386,613   $27,537,719
                                                                   ===========   ===========

                 See accompanying notes to consolidated financial statements.

                          PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES             PAGE 2 OF 2
                                     CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       NOVEMBER 30,     AUGUST 31,
                                                                          1999             1999
                                                                       ------------    ------------
                                                                        (UNAUDITED)
CURRENT LIABILITIES:
     Accounts payable                                                  $  9,893,833    $  7,418,370
     Accrued expenses and other current liabilities                         386,185         342,103
     Accrued interest expense - related parties                             269,786         239,312
     Deferred revenue                                                       256,579         211,544
     Due to stockholders                                                    240,884         230,884
     Note payable - related party                                           550,000         150,000
     Current portion of long-term debt - related parties                    594,000         719,000
     Accrued officers' salaries                                             670,827         539,859
     Income tax payable                                                     328,901              --
     Current portion of capital lease obligations                           127,857          58,072
     Current portion of notes payable                                        19,827          19,456
                                                                       ------------    ------------

TOTAL CURRENT LIABILITIES                                                13,338,679       9,928,600
                                                                       ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit                                        5,643,808       5,435,035
     Note payable - related party - net of current portion
                                                                                 --         400,000
     Long-term debt - net of current portion - related parties              250,000         500,000
     Notes payable - net of current portion                                  44,603          49,701
     Capital lease obligations - net of current portion                     194,059           9,050
     Deferred income taxes                                                  163,000         144,000
                                                                       ------------    ------------

TOTAL LONG-TERM LIABILITIES                                               6,295,470       6,537,786
                                                                       ------------    ------------

TOTAL LIABILITIES                                                        19,634,149      16,466,386
                                                                       ------------    ------------


STOCKHOLDERS' EQUITY:
     Convertible  preferred  stock,  stated value $10,000
       per share;10,000,000 shares authorized; 465 shares
       issued and outstanding at November 30, 1999
       and August 31, 1999                                                4,650,000       4,650,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,147,803 shares issued and outstanding
       at November 30, 1999 and August 31, 1999                              12,148          12,148
     Additional paid-in capital                                          11,513,499      11,513,499
     Accumulated deficit                                                 (3,423,426)     (4,878,586)
     Other comprehensive income (loss)                                     (999,757)       (225,728)
                                                                       ------------    ------------

                                                                         11,752,464      11,071,333
                                                                       ------------    ------------

                                                                       $ 31,386,613    $ 27,537,719
                                                                       ============    ============

                    See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              FOR THE THREE FOR THE THREE
                                               MONTHS ENDED  MONTHS ENDED
                                               NOVEMBER 30,  NOVEMBER 30,
                                                  1999          1998
                                              ------------- -------------
REVENUES:
   Net sales                                   $10,328,610   $14,978,644
   Royalties                                         1,240           753
   Studio rental                                    17,602         2,959
                                               -----------   -----------
TOTAL REVENUES                                  10,347,452    14,982,356
                                               -----------   -----------


COSTS AND EXPENSES:
   Cost of sales                                 6,972,940    12,188,019
   Selling, general and administrative costs     1,247,617     2,137,554
   Depreciation and amortization                   252,307        84,160
   Interest expense                                130,647        92,729
   Interest expense, related party                  30,474        35,625
   Bad debt expense                                  9,886            --
                                               -----------   -----------
TOTAL COSTS AND EXPENSES                         8,643,871    14,538,087
                                               -----------   -----------

INCOME FROM OPERATIONS                           1,703,581       444,269

OTHER INCOME:
   Interest and dividend income                        352        24,814
                                               -----------   -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                              1,703,933       469,083

   Provision for income taxes                      248,773            --
                                               -----------   -----------

NET INCOME                                     $ 1,455,160   $   469,083
                                               ===========   ===========

INCOME PER SHARE-BASIC                         $       .11   $       .03
                                               ===========   ===========

INCOME PER SHARE-DILUTED                       $       .09   $       .03
                                               ===========   ===========

          See accompanying notes to consolidated financial statements.

                           PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES              PAGE 1 OF 2
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                         FOR THE THREE  FOR THE THREE
                                                                          MONTHS ENDED   MONTHS ENDED
                                                                          NOVEMBER 30,   NOVEMBER 30,
                                                                             1999           1998
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 1,455,160    $   469,083
   Adjustments to reconcile net income to net cash used by
     operating activities:
     Bad debt expense                                                           9,886             --
     Depreciation and amortization                                            252,307         84,160
     Marketable securities received for sale of non-exclusive
       rights to masters                                                   (2,124,000)            --
     Deferred taxes                                                          (222,000)            --
     Changes in:
       Accounts receivable                                                   (451,949)    (3,791,828)
       Accounts receivable, related party                                          --         13,355
       Prepaid expenses and other current assets                               72,805       (109,857)
       Inventory                                                           (2,407,240)    (4,934,596)
       Accounts payable and accrued expenses                                2,519,546      7,805,857
       Income tax payable                                                     328,901             --
       Accrued interest expense, related party                                 30,474         27,886
       Deferred revenue                                                        45,035        136,224
       Due to customers                                                            --        (92,924)
       Accrued officers' salary                                               130,968         93,750
                                                                          -----------    -----------

       Cash Flows Provided (Used) by Operating Activities                    (360,107)      (298,890)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of NEOS net of cash acquired                                         --     (1,627,416)
     Purchase of fixed assets                                                (150,473)      (153,624)
     Refund of prior period fixed asset purchase                              285,000             --
     Repayments on note receivable                                                 --          2,440
     Deposit on leased equipment                                              (41,409)         3,640
                                                                          -----------    -----------

       Cash Flows Provided (Used) by Investing Activities                      93,118     (1,774,960)
                                                                          -----------    -----------

                   See accompanying notes to consolidated financial statements.


                           PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES              PAGE 2 OF 2
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                         FOR THE THREE  FOR THE THREE
                                                                          MONTHS ENDED   MONTHS ENDED
                                                                          NOVEMBER 30,   NOVEMBER 30,
                                                                             1999           1998
                                                                         -------------  -------------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Advances (repayments) from (to) stockholders                            (375,000)       (40,000)
     Proceeds (repayments) from (to) note payable                              (4,727)        42,449
     Proceeds from note payable, related party                                 10,000             --
     Proceeds from issuance of preferred/common stock                              --         17,627
     Stock issuance costs                                                          --        (31,625)
     Proceeds (repayments) from (to) note payable - line of credit            208,773        (45,897)
     Repayment of long-term debt, related party                                    --       (250,000)
     Addition to (payment of) capitalized lease obligations                   (30,206)       (64,917)
                                                                          -----------    -----------

       Cash Flows Provided (Used) by Financing Activities                    (191,160)      (372,363)
                                                                          -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (458,149)    (2,446,213)

CASH AND CASH EQUIVALENTS, beginning of year/period                           620,975      3,850,162
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of year/period                             $   162,826    $ 1,403,949
                                                                          ===========    ===========

                         CASH PAID FOR INTEREST EXPENSE                   $   130,647    $   125,471
                                                                          ===========    ===========

                           CASH PAID FOR INCOME TAXES                     $    40,482    $   134,029
                                                                          ===========    ===========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capitalized lease obligations totaling $285,000 were incurred during the three month period ending November 30, 1999 when the company entered into a lease primarily for warehousing equipment. This equipment had previously been purchased for cash.

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

The results for the three months ended November 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operates in five business segments; music record masters production, music studio operations, record label production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment:

                                   NET          OPERATING     DEPRECIATION      TOTAL         CAPITAL
                                REVENUES      EARNINGS(LOSS) & AMORTIZATION     ASSETS      EXPENDITURES
                              ------------    -------------- --------------  ------------   ------------
Three months ended
  November 30, 1999;
Rack distribution sales       $    290,140    $    (70,345)   $      4,784   $    851,272   $         --
One-Stop distribution sales      7,914,470         120,595         114,808     20,430,531        150,473
Music record master
  production                     2,125,240       1,667,204         125,080      9,882,466             --

Music studio operations             17,602         (13,873)          7,635        210,116             --
Record label productions                --              --              --         12,228             --
                              ------------    ------------    ------------   ------------   ------------

                              $ 10,347,452    $  1,703,581    $    252,307   $ 31,386,613   $    150,473
                              ============    ============    ============   ============   ============

Three months ended
  November 30, 1998;
Rack distribution sales       $  8,094,628    $    533,178    $     40,501   $ 13,848,459   $     52,792
One-Stop distribution sales      6,871,488         430,253          36,282     11,796,836        100,832
Music record master
  production                           753        (490,891)             --      7,901,545             --

Music studio operations              2,959         (22,650)          7,377        421,131             --
Record label productions            12,528          (5,621)             --         78,747             --
                              ------------    ------------    ------------   ------------   ------------

                              $ 14,982,356    $    444,269    $     84,160   $ 34,046,718   $    153,624
                              ============    ============    ============   ============   ============


                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

NOTE 3 - LOSS OF MAJOR CUSTOMER

The Company lost a major customer which accounted for approximately 22% of the net sales of its NEOS subsidiary during its fiscal year ended August 31, 1999. The customer informed the Company in January 1999 that it would no longer purchase any of the Company's products. Sales to the customer were from the Company's rack-job division and constituted approximately 68% of the net sales of the rack division for the fiscal year ended August 31, 1999. The Company anticipates that accounts receivable from this customer are collectible and that returns from sales to this customer will not be material.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

         The Company was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In October 1996, the Company was acquired in a reverse merger stock exchange transaction by Ampro Golf Tour, Inc., a Florida corporation, which as the surviving corporation, changed its name to Planet Entertainment Corporation. In July 1996, the Company acquired from Messrs. Arnone, Giakas and Venneri, the three controlling shareholders, directors and officers of the Company, for shares of Common Stock in the Company, all of the issued and outstanding common stock of Maestro Holding Corporation (Maestro). Maestro owned exclusive rights to approximately 5,000 master recordings, and subsequently acquired exclusive and non-exclusive rights to an additional 10,000 master records. Effective as of September 1, 1998, the Company acquired NEOS.

         The Company has six offices. Planet has its corporate headquarters in Middletown, New Jersey and a recording studio in Chester, PA. NEOS has administrative headquarters and warehouse in Latham, New York, and three sales offices located in Philadelphia, Pennsylvania, Coral Springs, Florida and Baltimore, Maryland. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

         NEOS's operations can be grouped into two distinct segments - "rack jobbing" and its One Stop division. In "rack jobbing," the vendor assumes full responsibility for the customer's display, stocking the display at the customer's location and making the day-to-day decisions as to which inventory to deliver, return and present in the displays. A rack jobber owns the display material or fixtures and is responsible for the proper presentation of goods within the display. Prior to 1995, NEOS was principally a wholesaler of pre-recorded music and entertainment products through its One Stop division ("One Stop Business"). The One Stop Business primarily operates as a centralized order fulfillment center for the small to medium sized retail stores, typically record stores, that obtain a variety of recorded music and videos. This aspect of the business supplies merchandise based on the orders placed by its customers. The customers in this segment of the business are responsible for the selection of titles and the decisions regarding the return of merchandise.


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

         As of November 30, 1999, the Company has sold copies of non-exclusive master recordings in two separate transactions. In one transaction, the Company sold a copy of 2,500 master recordings and in another transaction the Company sold a copy of 5,000 of its master recordings. All copies of master recordings are sold without third party rights. In such sales, the Company received restricted shares of common stock from the purchasers.


RESULTS OF OPERATIONS FOR THE COMPANY'S THREE MONTH PERIOD ENDED NOVEMBER 30, 1999 AS COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1998

         NET REVENUES. For the three months ended November 30, 1999 net revenues were approximately $10,347,000 as compared to approximately $14,982,000 for the three month period ended November 30, 1998 , which represented a decrease in net revenues of $4,635,000 or 31%. Net revenues from the One Stop Business for the three months ended November 30, 1999 versus the comparable period in the prior year, respectively, were approximately $7,914,000 as compared to approximately $6,871,000, an increase of 15%. This increase was due to new customers and increased volume with existing customers facilitated by greater inventory depth. Net revenues from the Rack Business for the three months ended November 30, 1999 were approximately $ 290,000 as compared to approximately $8,095,000 in the prior year, a decrease of 96%. This decrease was primarily due to the loss of a major rack customer-the Meijer account. In the prior year three month period ended November 30, 1998, Meijer accounted for net revenues of approximately $6,584,000 or 44% of net revenues for the Company (see also Note 3 of the notes to the consolidated financial statements). As discussed elsewhere in this Report, Meijer stopped ordering products from the Company in January 1999. Net revenues from Planet Operations for the three months ended November 30, 1999 versus the comparable period in the prior year, respectively, were approximately $2,143,000 as compared to approximately $ 16,000, an increase of approximately $ 2,127,000. This increase was primarily due to a $2,124,000 sale of limited rights to certain masters.

         COST OF SALES. For the three months ended November 30, 1999, cost of sales was approximately $6,973,000 or 67% of net revenues as compared to the three months ended November 30, 1998 cost of sales of approximately $12,188,000 or 81% of net revenues. This decrease as a percentage of revenues is primarily due to the incremental revenue from the sale of masters discussed above.

         OPERATING  EXPENSES.  For the three  months  ended  November  30, 1999, selling, general and administrative expenses ("SG&A") were approximately $1,248,000 or 12% of net revenues versus SG&A for the comparable period in the prior year of approximately $2,138,000 or 14% of net revenues. This decrease in SG&A resulted from reductions in NEOS payroll ($443,000) as well as other operating expenses, due to lower rack volumes as well as reductions in professional and consulting fees ($134,000). The prior year quarter included high professional fees ($251,000) due to the NEOS Acquisition (which closed in September 1998) and related public filings and stock registration.

         INTEREST EXPENSE. For the three months ended November 30, 1999, interest expense was approximately $161,000 or 1.6% of net revenues versus the comparable period in the prior year of approximately $128,000 or 0.9% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME. For the three months ended November 30, 1999, net income was approximately $1,455,000 or 14.1% of net revenues, as compared to net income of approximately $ 469,000 or 3.1% of net revenues for the three months ended November 30, 1998. Pre-tax net income from NEOS for the three months ended
November 30, 1999 was approximately $ 58,000 as compared to approximately $964,000 for the comparable period in the prior year, a decrease of 94%. This decrease was primarily due to the loss of the Meijer account as described above. Pre-tax net income from Planet and its subsidiaries other than NEOS for the three months ended November 30, 1999 was approximately $1,646,000 as compared to a pre-tax net loss of approximately ($495,000) in the comparable period in the prior year, a $2,141,000 improvement. This improvement is primarily due to the revenue from the sale of limited rights to certain masters as well as lower professional fees as discussed above.

Liquidity and Capital Resources

         The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of November 30, 1999 were $162,826 as compared to the August 31, 1999 cash balance of $620,975, or a reduction of $458,149. This reduction was the result of the seasonal increases in accounts receivable and inventory, purchases of and deposits on equipment and payments to stockholders. These outflows were partially offset by increases in accounts payable and accrued expenses, a refund of a prior period asset purchase ($285,000 converted to a lease) and a net drawdown on our line-of-credit.

         Net cash flow used by operating activities for the three month period ended November 30, 1999 was $360,107. The primary uses of cash were the seasonal build in accounts receivable ($451,949) and inventory ($2,407,240) as well as the increase in marketable securities ($2,124,000). These uses of cash were partially offset by the seasonal increase in accounts payable ($2,519,546) as well as other non-cash items (i.e. net income, depreciation, income tax payable, accrued expenses, etc).

         As of November 30, 1999, outstanding accounts receivable totaled $5,684,961. This amount is net of an allowance for bad debts of $627,102. By comparison, the consolidated accounts receivable balance as of August 31, 1999 was $5,242,898, net of an allowance of $617,143. The accounts receivable balance at November 30, 1999 includes $368,138 due from a major customer, Meijer, which has stopped purchasing from the Company. A lawsuit has been initiated against this customer. However, the Company believes that this receivable balance is collectible and, furthermore, that the bad debt allowance discussed above will be sufficient to satisfy any amounts that are not paid.

         At November 30, 1999, inventory was $9,572,312 versus a balance as of August 31, 1999 of $7,165,072. This increase is normal due to the seasonal increase in sales volume. NEOS accounts for its inventory on a first-in-first-out basis.

         At November 30, 1999, the Company's accounts payable and accrued expense balance was $10,280,018 versus the balance as of August 31, 1999 of $7,760,473, primarily due to the seasonal increase in purchasing activity.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of November 30, 1999 were $5,562,044 and $1,282,190, respectively.

As of November 30, 1999, NEOS had an aggregate of $5,643,808 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow from investing activities for the three month period ended November 30, 1999 was $93,118. A cash inflow from leasing assets that were purchased with cash in a prior period ($285,000) was partially offset by outflows that were fixed asset-related including both equipment purchases ($150,473) and deposits on leased equipment ($41,409).

         Net cash flow to financing activities for the three month period ended November 30, 1999 was $191,160. Cash outlays consisted primarily of the second $375,000 note payment to the former sole shareholder of NEOS due as part of that subsidiarys purchase agreement. The primary source of cash was the CFC line of credit ($208,773).

         As of November 30, 1999, the Company had outstanding an aggregate of $2,654,927 in notes (including accrued interest of $269,786), and accrued salaries. Such amounts consist of: $691,282 on the Gulf Coast Music, LLC (Gulf Coast) Note, a $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition, a $230,884 principal amount 9% demand note and a $10,000 principal amount 10% demand note, both due to privately held corporations owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company, two notes due to a private lender
- the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000, a $15,000 principal amount 9% demand note to Whelan, Inc., also a privately held corporation owned by Messrs. Arnone and Giakas, accrued officers' salaries of $670,827 and $64,430 in notes due to finance various assets purchased by the Company.

         NEOS has several capital leases in the aggregate amount of $321,916 that are secured by the related equipment and fixtures.

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

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.      Computation of Earnings (Loss) Per Share

         27.      Financial Data Schedule

(b)      Reports on Form 8-K

         During the three month period ended November 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  PLANET ENTERTAINMENT CORPORATION
                                  (Registrant)


                                  By:  /s/ JOHN ARNONE
                                       -----------------------------------------
                                           John Arnone
                                           President and Chief Executive Officer

                                  By:  /s/ RICHARD BLUESTINE
                                       -----------------------------------------
                                           Richard Bluestine
                                           Chief Financial Officer




Date: As of January 14, 2000