Form 10QSB
period 2000-02-29
PLANET ENTERTAINMENT CORP
filed 2000-04-14
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION
                        ---------------------------------


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________.

Commission File No. 0-29776


                        PLANET ENTERTAINMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                         33-0471728
(State or other jurisdiction of Incorporation             (I.R.S. Employer
           or Organization)                                Identification No.)


                    P.O. BOX 8580, RED BANK, NEW JERSEY 07701
                    (Address of principal executive offices)

                                 (732) 936-9660
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes. [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2000: 12,327,495

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                        PLANET ENTERTAINMENT CORPORATION


                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets at February 29, 2000
                  (Unaudited) and August 31, 1999..............................3

            Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  February 29, 2000 and February, 28, 1999 (Unaudited).........5

            Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  February 29, 2000 and February 28, 1999 (Unaudited)..........6


            Notes to Consolidated Financial Statements.........................8


Item 2.           Management's Discussion and Analysis or Plan
                  of Operation................................................11


   PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................17

   SIGNATURES


             PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES                            PAGE 1 OF 2
             --------------------------------------------------                           -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS

                                                                         FEBRUARY 29,           AUGUST 31,
                                                                             2000                 1999
                                                                          -----------          -----------
                                                                         (UNAUDITED)

CURRENT ASSETS:

    Cash and cash equivalents                                             $   136,101          $   620,975
    Accounts receivable, net of allowance for doubtful accounts of $542,140 and $617,143 for February 29, 2000 and
             August 31, 1999, respectively                                  4,805,659            5,062,283
    Accounts receivable, net - related party                                  180,615              180,615
    Inventories                                                             7,489,177            7,165,072
    Marketable securities - available for sale                              2,778,641            1,274,272
    Prepaid expenses and other current assets                                 252,295              200,767
    Note receivable - related party                                           100,000              100,000
    Deferred income taxes                                                     475,000              244,000
                                                                          -----------          -----------
TOTAL CURRENT ASSETS                                                       16,217,488           14,847,984
                                                                          -----------          -----------


PROPERTY AND EQUIPMENT - NET                                                1,255,005            1,420,786
                                                                          -----------          -----------

OTHER ASSETS:
    Record masters - net                                                    6,440,957            6,566,037
    Goodwill - net                                                          4,422,124            4,541,899
    Investment in joint ventures                                                9,000                9,000
    Organization costs - net                                                       --               27,500
    Security deposits and other assets                                        188,515              124,513
                                                                          -----------          -----------

TOTAL OTHER ASSETS                                                         11,060,596           11,268,949
                                                                          -----------          -----------

                                                                          $28,533,089          $27,537,719
                                                                          ===========          ===========




           See accompanying notes to consolidated financial statements


          PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES          PAGE 2 OF 2
          --------------------------------------------------         -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 FEBRUARY 29,    AUGUST 31,
                                                                                    2000            1999
                                                                                ------------    ------------
                                                                                (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                            $  7,289,632    $  7,418,370
    Accrued expenses and other current liabilities                                   121,831         342,103
    Accrued interest expense - related parties                                       300,593         239,312
    Deferred revenue                                                                 184,078         211,544
    Due to stockholders                                                              245,884         230,884
    Note payable - related party                                                     550,000         150,000
    Current portion of long-term debt - related parties                              594,000         719,000
    Accrued officers' salaries                                                       606,942         539,859

    Income tax payable                                                               238,001             -
    Current portion of capital lease obligations                                     248,859          58,072
    Current portion of notes payable                                                    -             19,456
                                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                                         10,379,820       9,928,600
                                                                                ------------    ------------

LONG-TERM LIABILITIES:
    Note payable - line of credit                                                  5,800,550       5,435,035
    Note payable - related party - net of current portion                               -            400,000
    Long-term debt - net of current portion - related parties                        250,000         500,000
    Notes payable - net of current portion                                              -             49,701
    Capital lease obligations - net of current portion                               409,261           9,050
    Deferred income taxes                                                            173,000         144,000
                                                                                ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                        6,632,811       6,537,786
                                                                                ------------    ------------

TOTAL LIABILITIES                                                                 17,012,631      16,466,386
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, stated value $10,000 per share; 10,000,000 shares authorized; 455 and 465 shares issued and outstanding at
      February 29, 2000 and August 31, 1999, respectively                          4,550,000       4,650,000
    Common stock, $.001 par value; 50,000,000 shares
      authorized; 12,327,495 and 12,147,803 shares issued and outstanding
      at February 29, 2000 and August 31, 1999, respectively                          12,328          12,148
    Additional paid-in capital                                                    11,624,188      11,513,499
    Accumulated deficit                                                           (3,820,699)     (4,878,586)
    Other comprehensive income (loss)                                               (845,359)       (225,728)
                                                                                ------------    ------------

                                                                                  11,520,458      11,071,333
                                                                                ------------    ------------

                                                                                $ 28,533,089    $ 27,537,719
                                                                                ============    ============


           See accompanying notes to consolidated financial statements



                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                      FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,
                                                         2000            1999            2000           1999
                                                     ------------    ------------    ------------   ------------
REVENUES:
  Net Sales                                          $  7,740,744    $ 11,392,379    $ 18,069,354   $ 26,358,496
  Royalties                                                     -           1,700           1,240          2,452
                                                     ------------    ------------    ------------   ------------
        Total Revenues                                  7,740,744      11,394,079      18,070,594     26,360,948
                                                     ------------    ------------    ------------   ------------

COSTS AND EXPENSES:
  Cost of sales                                         6,688,499       9,565,881      13,659,931     21,732,954
  Selling, general and administrative                   1,185,080       1,824,587       2,410,365      3,946,706
  Depreciation and amortization                           139,938         108,708         384,610        185,491
  Interest expense                                        156,683         101,462         287,330        194,191
  Interest expense, related party                          30,807          20,435          61,281         56,060
  Bad debt expense                                         29,669             217          39,555            217
                                                     ------------    ------------    ------------   ------------

        Total Costs and Expenses                        8,230,676      11,621,290      16,843,072     26,115,619
                                                     ------------    ------------    ------------   ------------

INCOME (LOSS) FROM OPERATIONS                            (489,932)       (227,211)      1,227,522        245,329

OTHER INCOME:
  Interest and dividend income                                  3          10,683             355         35,497
                                                     ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE PROVISION BENEFIT
  (BENEFIT) FOR INCOME TAXES                             (489,929)       (216,528)      1,227,877        280,826
PROVISION ( BENEFIT) FOR INCOME TAXES                     (76,400)              -         174,373              -
                                                     ------------    ------------    ------------   ------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                               (413,529)       (216,528)      1,053,504        280,826
                                                     ------------    ------------    ------------   ------------
DISCONTINUED OPERATIONS:

    Income (Loss) from Discontinued
       Operations (net of an income tax
       benefit of $1,400 and $ 0 for the
       three months ended February 2000
       and 1999, respectively and a tax
       benefit of $3,400 and $ 0 for the
       six months ended February 2000
       and 1999, respectively)                             (8,653)        (46,962)        (20,526)       (75,233)

    Gain on Disposal of Discontinued
       Operations (net of income taxes
       of $5,800 for the three and six
       months ended February 2000)                         35,777               -          35,777              -
                                                     ------------    ------------    ------------   ------------
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                                 27,124         (46,962)         15,251   $    (75,233)
                                                     ------------    ------------    ------------   ------------

NET INCOME (LOSS)                                    $   (386,405)     $ (263,490)    $ 1,068,755        205,593
                                                     ============    ============    ============   ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC
    Income (Loss) from Continuing Operations                 (.04)           (.03)            .07            .01
    Income (Loss) from Discontinued Operations                  *               *               *           (.01)
    Gain on Disposal of Discontinued Operations                 *               -               *              -
                                                     ------------    ------------    ------------   ------------
                                                     $       (.04)   $       (.03)   $        .08   $          *
                                                     ============    ============    ============   ============
  DILUTED
           Income (Loss) from Continuing Operations          (.04)           (.03)            .06            .02
           Income (Loss) from Discontinued Operations           *               *               *           (.01)
           Gain on Disposal of Discontinued Operations          *               -               *              -
                                                     ------------    ------------    ------------   ------------
                                                     $       (.04)   $       (.03)   $        .06   $        .01
                                                     ============    ============    ============   ============
*LESS THEN $(.01) PER SHARE

           See accompanying notes to consolidated financial statements

                      PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      -------------------------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                         (UNAUDITED)

                                                                    FOR THE SIX   FOR THE SIX
                                                                    MONTHS ENDED  MONTHS ENDED
                                                                    FEBRUARY 29,  FEBRUARY 28,
                                                                       2000           1999
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,068,755    $   205,593
  Adjustments to reconcile net income to net cash used by
  operating activities:
    Bad debt expense                                                     39,555            217
    Depreciation and amortization                                       399,880        196,716
    Marketable securities received for sale of non-exclusive
    rights to masters                                                (2,124,000)            --
       Gain on Disposal of Discontinued Operations, plus cash
       included in sale                                                 (42,754)            --
    Deferred taxes                                                     (202,000)            --
    Changes in:
      Accounts receivable                                               217,069         51,105
      Accounts receivable, related party                                     --         33,198
      Prepaid expenses and other current assets                         (51,528       (139,411)
      Inventory                                                        (336,333)      (855,052)
      Accounts payable and accrued expenses                            (309,839)    (1,965,314)
      Income tax payable                                                238,001             --
      Accrued interest expense, related party                            61,281         47,950
      Deferred revenue                                                  (27,465)        86,265
      Due to customers                                                       --         88,195
      Accrued officers' salary                                          259,436        197,916
                                                                    -----------    -----------
      Cash Flows (Used) by Operating Activities                        (809,942)    (2,052,622)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of NEOS net of cash acquired                                    --     (1,627,416)
    Purchase of fixed assets                                           (134,906)      (288,626)
    Refund of prior period fixed asset purchase                         685,000             --
    Repayments on note receivable                                            --          4,928
    Deposit on leased equipment                                         (67,382)         5,405
                                                                    -----------    -----------

      Cash Flows Provided (Used) by Investing Activities                482,712     (1,905,709)
                                                                    -----------    -----------
CASH  FLOWS FROM FINANCING ACTIVITIES:
    Advances (repayments) from (to) stockholders                         15,000        (70,000)
    Advances (repayments) from (to) employees                                --        (75,000)
    Proceeds (repayments) from (to) note payable                        (69,157)        73,089
    Proceeds from issuance of preferred/common stock                         --         17,627
    Stock issuance costs                                                     --        (31,625)
    Proceeds (repayments) from (to) note payable - line of credit       365,515      1,686,658
    Repayment of long-term debt, related party                         (375,000)      (250,000)
    Addition to (payment of) capitalized lease obligations              (94,002)       (79,660)
                                                                    -----------    -----------

      Cash Flows Provided (Used) by Financing Activities               (157,644)     1,271,089
                                                                    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (484,874)    (2,687,242)

CASH AND CASH EQUIVALENTS, beginning of year/period                     620,975      3,850,162
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year/period                       $   136,101    $ 1,162,920
                                                                    ===========    ===========
                 CASH PAID FOR INTEREST EXPENSE                     $   287,330    $   194,015
                                                                    ===========    ===========
                   CASH PAID FOR INCOME TAXES                       $    40,482    $   259,609
                                                                    ===========    ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Capitalized lease obligations totaling $685,000 were incurred during the six month period ending February 29, 2000 when the company entered into various leases, primarily for warehousing equipment. This equipment had previously been purchased for cash.

    The holder of the preferred stock converted 10 shares (valued at $100,000) plus unpaid dividends aggregating $10,869 into 179,692 shares of the Company's common stock.

    The Company transferred 100% of its interests in three subsidiaries to a former officer and director in the month of February 2000 (see Note 5 of the Notes to Consolidated Financial Statements).

           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)

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

The results for the three and six months ended February 29, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operated in five business segments until February 2000 when three of the Companies subsidiaries were sold to a former officer and director of the company (see Note 5 of the Notes to Consolidated Financial Statements). The three subsidiaries comprised the music studio operations (i.e. Maestro and Al Alberts on Stage) and the record label productions segments (i.e. Higher Ground Records). The three remaining segments are; music record masters production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment for the continuing operations:

                                         NET             OPERATING        DEPRECIATION        TOTAL          CAPITAL
                                       REVENUES        EARNINGS(LOSS)   & AMORTIZATION       ASSETS       EXPENDITURES
                                     ------------     --------------    --------------    -----------    -------------
Three months ended February
      29, 2000;
Rack distribution sales              $    211,125        $ (81,478)       $     2,402       $   556,319       $      -
One-Stop distribution sales             7,501,673         (133,438)           137,536        17,967,635              -
Music record master production             27,946         (275,016)                --        10,009,135              -
                                     ------------        ---------        -----------       -----------       --------
                                     $  7,740,744        $(489,932)       $   139,938       $28,533,089       $      -
                                     ============        =========        ===========       ===========       ========
Three months ended February
      28, 1999;
Rack distribution sales                 4,270,310         (351,029)            57,740         9,636,320         72,901
One-Stop distribution sales             7,122,070          503,440             50,968         8,208,717         62,101
Music record master production              1,699         (379,622)                --         7,817,443              -
                                     ------------        ---------        -----------       -----------       --------
                                     $ 11,394,079        $(227,211)       $   108,708       $25,662,480       $135,002
                                     ============        =========        ===========       ===========       ========

           PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)


NOTE 2 - SEGMENT INFORMATION (CONTINUED)



                                          NET            OPERATING       DEPRECIATION          TOTAL          CAPITAL
                                       REVENUES        EARNINGS(LOSS)   & AMORTIZATION         ASSETS       EXPENDITURES
                                      -----------      --------------   --------------        ----------    -------------

Six months ended February 29,
     2000;
Rack distribution sales               $   501,265       $  (151,823)       $     7,186       $   556,319       $     --
One-Stop distribution sales            15,416,143           (12,843)           252,344        17,967,635        134,906
Music record master production          2,153,186         1,392,188            125,080        10,009,135             --
                                      -----------       -----------        -----------       -----------       --------
                                      $18,070,594       $ 1,227,522        $   384,610       $28,533,089       $134,906
                                      ===========       ===========        ===========       ===========       ========
Six months ended February 28,
     1999;
Rack distribution sales                12,364,938           182,149             98,241         9,636,320        125,693
One-Stop distribution sales            13,993,558           933,693             87,250         8,208,717        162,933
Music record master production              2,452          (870,513)                --         7,817,443             --
                                      -----------       -----------        -----------       -----------       --------
                                      $26,360,948       $   245,329        $   185,491       $25,662,480       $288,626
                                      ===========       ===========        ===========       ===========       ========

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

NOTE 4 - LEGAL ACTION INITIATED

In January 2000, the Company initiated a lawsuit against Maxnet, Inc. ("Maxnet") in Monmouth County Superior Court in New Jersey. In this lawsuit, the Company is demanding that Maxnet perform under a July 1999 agreement that called for the sale of 2,500 musical masters to Maxnet in consideration for the sum of $1,500,000 to be paid by the issuance of restricted shares in Maxnet stock, plus $100,000 in master duplication costs.

The Company believes the legal action will result in the successful completion of performance of the Maxnet Agreement.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)


NOTE 5 - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2000, the Company transferred 100% of its interests in three subsidiaries-Maestro Holding Corporation (Maestro), Al Alberts on Stage, Ltd. (Studio), and Higher Ground Records (Higher Ground) to a former officer and director in lieu of accrued salaries in the amount of $ 192,353 at February 29, 2000. As a result of this transaction, the employment agreement with this individual was terminated and outstanding warrants to purchase 1,000,000 shares of the Company's common stock were cancelled.

These transactions resulted in an after tax gain of $35,777 which is reflected in the Statement of Operations for the six months ended February 29, 2000. Prior period financial statements were restated as a result of this transaction.

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

GENERAL

      The Company was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In October 1996, the Company was acquired in a reverse merger stock exchange transaction by Ampro Golf Tour, Inc., a Florida corporation, which as the surviving corporation, changed its name to Planet Entertainment. In July 1996, the Company acquired from Messrs. Arnone, Giakas and Venneri, the three original controlling shareholders, directors and officers of the Company, for shares of Common Stock in the Company, all of the issued and outstanding common stock of Maestro Holding Corporation (Maestro). Maestro owned exclusive rights to approximately 5,000 master recordings. Maestro was sold in February 2000 to Mr. Venneri, one of the original controlling shareholders and a former director and officer of the Company (see Note 5 of the Notes to Consolidated Financial Statements). However, the Company still retains all rights to exploit the 5,000 masters in all formats and territories. The Company subsequently acquired exclusive and non-exclusive rights to an additional 10,000 master records. Effective as of September 1, 1998, the Company acquired NEOS.

      The Company has five offices. Planet has its corporate headquarters in Red Bank, New Jersey. NEOS has administrative headquarters and a warehouse in Latham, New York, and three sales offices located in Philadelphia, Pennsylvania, Coral Springs, Florida and Baltimore, Maryland. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

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

      As of February 29, 2000, the Company has sold copies of non-exclusive master recordings in two separate transactions. In one transaction, the Company sold a copy of 2,500 master recordings (see Note 4 of "Notes to Consolidated Financial Statements") and in another transaction the Company sold a copy of 5,000 of its master recordings. All copies of master recordings are sold without third party rights. In such sales, the Company received restricted shares of common stock from the purchasers.


RESULTS  OF   OPERATIONS   FOR  THE   COMPANY'S   SIX  MONTH   PERIOD  ENDED
FEBRUARY 29,  2000 AS COMPARED TO THE SIX MONTH  PERIOD  ENDED  FEBRUARY 28,
1999

      NET REVENUES. For the six months ended February 29, 2000 net revenues were approximately $18,071,000 as compared to approximately $26,361,000 for the six month period ended February 28, 1999, which represented a decrease in net revenues of $8,290,000 or 31%. Net revenues from the One Stop Business for the six months ended February 29, 2000 versus the comparable period in the prior year, respectively, were approximately $15,416,000 as compared to approximately $13,994,000, an increase of 10%. This increase was due to new customers and increased volume with existing customers facilitated by greater inventory depth. Net revenues from the Rack Business for the six months ended February 29, 2000 were approximately $ 501,000 as compared to approximately $12,365,000 in the prior year, a decrease of 96%. This decrease was primarily due to the loss of a major rack customer-the Meijer account. In the prior year six month period ended February 28, 1999, Meijer accounted for net revenues of approximately $9,682,000 or 37% of net revenues for the Company (see also Note 3 of the notes to the consolidated financial statements). As discussed elsewhere in this Report, Meijer stopped ordering products from the Company in January 1999. Net revenues from Planet operations for the six months ended February 29, 2000 versus the comparable period in the prior year, respectively, were approximately $2,153,000 as compared to approximately $ 2,000, an increase of approximately $ 2,151,000. This increase was primarily due to a $2,124,000 sale of limited rights to certain masters. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the six months ended February 29, 2000 were insignificant (approximately $26,000).

      COST OF SALES. For the six months ended February 29, 2000, cost of sales was approximately $13,660,000 or 75.6% of net revenues as compared to the six months ended February 28, 1999 cost of sales of approximately $21,733,000 or 82.4% of net revenues. This decrease as a percentage of revenues is primarily due to the incremental revenue from the sale of masters discussed above.

      OPERATING EXPENSES. For the six months ended February 29, 2000, selling, general and administrative expenses ("SG&A") were approximately $2,410,000 or 13.3% of net revenues versus SG&A for the comparable period in the prior year of approximately $3,947,000 or 15.0% of net revenues. This decrease in SG&A resulted from reductions in NEOS payroll ($850,000) as well as other operating expenses, due to lower rack volumes as well as reductions in professional and consulting fees ($199,000). The prior year period included high professional fees ($374,000) due to the NEOS Acquisition and related public filings and stock registration.

      INTEREST EXPENSE. For the six months ended February 29, 2000, interest expense was approximately $349,000 or 1.9% of net revenues versus the comparable period in the prior year of approximately $250,000 or 0.9% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

      NET INCOME (LOSS). For the six months ended February 29, 2000, net income was approximately $ 1,069,000 or 5.9% of net revenues, as compared to net income of approximately $ 206,000 or 0.8% of net revenues for the six months ended February 28, 1999. The pre-tax net (loss) from NEOS for the six months ended February 29, 2000 was approximately ($ 91,000) as compared to a pre-tax net income of approximately $1,123,000 for the comparable period in the prior year. This decrease was primarily due to the loss of the Meijer account as described above. Pre-tax net income from Planet and its subsidiaries other than NEOS for the six months ended February 29, 2000 was approximately $1,319,000 as compared to a pre-tax net loss of approximately ($842,000) in the comparable period in the prior year, a $2,161,000 improvement. This improvement is primarily due to the revenue from the sale of limited rights to certain masters as well as lower professional fees as discussed above. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the six months ended February 29, 2000 was insignificant (approximately $21,000). However, the one-time after-tax gain from the sale of these subsidiaries for the six months ended February 29, 2000 was approximately $ 36,000.


RESULTS  OF  OPERATIONS   FOR  THE   COMPANY'S   THREE  MONTH  PERIOD  ENDED
FEBRUARY 29,  2000 AS COMPARED TO THE THREE MONTH PERIOD ENDED  FEBRUARY 28,
1999

NET REVENUES. For the three months ended February 29, 2000 net revenues were approximately $7,741,000 as compared to approximately $11,394,000 for the three month period ended February 28, 1999, which represented a decrease in net revenues of $3,653,000 or 32%. Net revenues from the One Stop Business for the three months ended February 29, 2000 versus the comparable period in the prior year, respectively, were approximately $7,502,000 as compared to approximately $7,122,000, an increase of 5.3%. This increase was due to new customers and increased volume with existing customers facilitated by greater inventory depth. Net revenues from the Rack Business for the three months ended February 29, 2000 were approximately $ 211,000 as compared to approximately $4,270,000 in the prior year, a decrease of 95%. This decrease was primarily due to the loss of a major rack customer-the Meijer account.

In the prior year three month period ended February 28, 1999, Meijer accounted for net revenues of approximately $3,098,000 or 27% of net revenues for the Company (see also Note 3 of the notes to the consolidated financial statements). As discussed elsewhere in this Report, Meijer stopped ordering products from the Company in January 1999. Net revenues from Planet operations for the three months ended February 29, 2000 versus the comparable period in the prior year, respectively, were approximately $ 28,000 as compared to approximately $ 2,000, an increase of approximately $ 26,000. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the three months ended February 29, 2000 were insignificant (approximately $ 8,000).

      COST OF SALES. For the three months ended February 29, 2000, cost of sales was approximately $6,688,000 or 86.4% of net revenues as compared to the three months ended February 28, 1999 cost of sales of approximately $9,566,000 or 84.0% of net revenues. This increase as a percentage of revenues is primarily due to the change in the proportional relationship of One Stop business to total volume. One Stop revenue traditionally carries a higher cost of sales than Rack revenue. For the three months ended February 29, 2000, One Stop revenue comprised 97% of total net revenue versus 63% in the comparable period of the prior year.

      OPERATING EXPENSES. For the three months ended February 29, 2000, selling, general and administrative expenses ("SG&A") were approximately $1,185,000 or 15.3% of net revenues versus SG&A for the comparable period in the prior year of approximately $1,825,000 or 16.0% of net revenues. This decrease in SG&A resulted from reductions in NEOS payroll ($407,000) as well as other operating expenses, due to lower rack volumes as well as reductions in professional and consulting fees ($ 65,000). The prior year period included high professional fees ($123,000) due to the NEOS Acquisition and related public filings and stock registration.

      INTEREST EXPENSE. For the three months ended February 29, 2000, interest expense was approximately $187,000 or 2.4% of net revenues versus the comparable period in the prior year of approximately $122,000 or 1.1% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

      NET INCOME (LOSS). For the three months ended February 29, 2000, the net loss was approximately ($ 386,000) or (5.0%) of net revenues, as compared to a net loss of approximately ($ 263,000) or (2.3%) of net revenues for the three months ended February 28, 1999. Pre-tax net (loss) from NEOS for the three months ended February 29, 2000 was approximately ($149,000) as compared to a pre-tax net income of approximately $159,000 for the comparable period in the prior year. This decrease was primarily due to the loss of the Meijer account as described above. Also, this fiscal quarter includes the seasonal trend of post-holiday returns. The pre-tax net loss from Planet and its subsidiaries other than NEOS for the three months ended February 29, 2000 was approximately ($341,000) as compared to a pre-tax net loss of approximately ($376,000) in the comparable period in the prior year, a $ 35,000 improvement. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the three months ended February 29, 2000 was insignificant (approximately $9,000). However, the one-time after-tax gain from the sale of these subsidiaries for the three months ended February 29, 2000 was approximately $ 36,000.

Liquidity and Capital Resources

      The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

      Cash and cash equivalents as of February 29, 2000 were $136,101 as compared to the August 31, 1999 cash balance of $620,975, or a reduction of $484,874. This reduction was the result of the seasonal increase in inventory as well as the paydown of accounts payable, purchases of and deposits on equipment and payments on long-term debt. These outflows were partially offset by collections of accounts receivable, an increase in accrued salaries, two refunds of prior period asset purchases (a total of $685,000 converted to leases) and a net drawdown on our line-of-credit.

      Net cash flow used by operating activities for the six month period ended February 29, 2000 was $809,942. The primary uses of cash were the seasonal paydown of accounts payable ($309,839) and the inventory build ($336,333) as well as the increase in marketable securities ($2,124,000). These uses of cash were partially offset by the seasonal collection of accounts receivable ($217,069) as well as other non-cash items (i.e. net income, depreciation, income tax payable, accrued salaries, etc).

      As of February 29, 2000, outstanding accounts receivable totaled $4,986,274. This amount is net of an allowance for bad debts of $542,140. By comparison, the consolidated accounts receivable balance as of August 31, 1999 was $5,242,898, net of an allowance of $617,143. The accounts receivable balance at February 29, 2000 includes $368,138 due from a major customer, Meijer, which has stopped purchasing from the Company. A lawsuit has been initiated against this customer. However, the Company believes that this receivable balance is collectible and, furthermore, that the bad debt allowance discussed above will be sufficient to satisfy any amounts that are not paid.

      At February 29, 2000, inventory was $7,489,177 versus a balance as of August 31, 1999 of $7,165,072. This increase is normal due to the seasonal increase in sales volume. NEOS accounts for its inventory on a first-in-first-out basis.

      At February 29, 2000, the Company's accounts payable and accrued expense balance was $7,411,463 versus the balance as of August 31, 1999 of $7,760,473, primarily due to the paydown of vendor invoices.

      NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of February 29, 2000 were $5,652,967 and $1,034,394, respectively. As of February 29, 2000, NEOS had an aggregate of $5,800,550 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

      Net cash flow from investing activities for the six month period ended February 29, 2000 was $482,712. Cash inflows from leasing assets that were purchased with cash in a prior period ($685,000) were partially offset by outflows that were fixed asset-related including both equipment purchases ($134,906) and deposits on leased equipment ($67,382).

      Net cash flow to financing activities for the six month period ended February 29, 2000 was $157,644. Cash outlays consisted primarily of the second $375,000 note payment to the former sole shareholder of NEOS due as part of that subsidiaries purchase agreement. The primary source of cash was the CFC line of credit ($365,515).

      As of February 29, 2000, the Company had outstanding an aggregate of $2,562,419 in notes (including accrued interest of $300,593), and accrued salaries. Such amounts consist of: $703,471 on the Gulf Coast Music, LLC (Gulf Coast) Note, a $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition, a $230,884 principal amount 9% demand note, $10,000 principal amount 10% demand note, and $ 5,000 principal amount 10% demand note, all due to privately held corporations owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company, two notes due to a private lender - the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000, a $15,000 principal amount 9% demand note to Whelan, Inc., also a privately held corporation owned by Messrs. Arnone and Giakas and accrued officers' salaries of $606,942.

      NEOS has several capital leases in the aggregate amount of $658,120 that are secured by the related equipment and fixtures.

In February 2000, the Company sold all of its interests in three subsidiaries (Maestro, the Studio, and Higher Ground) to a former officer and director. In exchange, the buyer agreed to give up any and all claims to existing accrued salaries (approximately $193,000 at February 29, 2000) and his employment agreement as well as warrants to purchase 1,000,000 of the Company's common stock at $2.00/share. This transaction resulted in a net gain of approximately $41,000 on the disposal of the net assets of these companies. These three subsidiaries were either inactive or not profitable at the time of the sale and had minimal assets. Therefore, the effect on cash is insignificant.

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

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11.   Computation of Earnings (Loss) Per Share

      27.   Financial Data Schedule

(b)   Reports on Form 8-K

      During the six month period ended February 29, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PLANET ENTERTAINMENT CORPORATION
                                    (Registrant)


                                    BY /s/ JOHN ARNONE
                                    --------------------------------------------
                                    John Arnone
                                    President and Chief Executive Officer

                                    BY /s/ RICHARD BLUESTINE
                                    --------------------------------------------
                                    Richard Bluestine
                                    Chief Financial Officer




Date: As of April 14, 2000