Form 10QSB
period 2000-05-31
PLANET ENTERTAINMENT CORP
filed 2000-07-14
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                        ---------------------------------


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2000

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

                                 (732) 936-9660
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2000: 12,527,495


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        PLANET ENTERTAINMENT CORPORATION

                                      INDEX

                                                                  PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets at May 31, 2000
                  (Unaudited) and August 31, 1999 ................  1

         Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  May 31, 2000 and May, 31, 1999 (Unaudited) .....  3

         Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  May 31, 2000 and May 31, 1999 (Unaudited) ......  4


         Notes to Consolidated Financial Statements ..............  6


Item 2.  Management's Discussion and Analysis or Plan
                  of Operation ...................................  9

     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ........................ 15


     SIGNATURES

                                                                     PAGE 1 OF 2

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     MAY 31,     AUGUST 31,
                                                                      2000          1999
                                                                   -----------   -----------
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                     $   178,387   $   620,975
     Marketable securities - available for sale                      1,278,447     1,274,272
     Accounts receivable, net of allowance for doubtful accounts     4,802,121     5,062,283
         of $572,140 and $617,143 for May 31, 2000 and
         August 31, 1999, respectively
     Accounts receivable, net - related party                          180,615       180,615
     Inventories                                                     6,985,685     7,165,072
     Prepaid expenses and other current assets                         182,819       200,767
     Note receivable - related party                                    75,000       100,000
     Deferred income taxes                                             445,000       244,000
                                                                   -----------   -----------

TOTAL CURRENT ASSETS                                                14,128,074    14,847,984
                                                                   -----------   -----------


PROPERTY AND EQUIPMENT - NET                                         1,851,943     1,420,786
                                                                   -----------   -----------

OTHER ASSETS:
     Record masters - net                                            6,440,957     6,566,037
     Goodwill - net                                                  4,393,408     4,541,899
     Investment in joint ventures                                        9,000         9,000
     Organization costs - net                                               --        27,500
     Security deposits and other assets                                176,231       124,513
                                                                   -----------   -----------

TOTAL OTHER ASSETS                                                  11,019,596    11,268,949
                                                                   -----------   -----------

                                                                   $26,999,613   $27,537,719
                                                                   ===========   ===========

           See accompanying notes to consolidated financial statements

                                                                     PAGE 2 OF 2

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  MAY 31,       AUGUST 31,
                                                                                   2000           1999
                                                                               ------------    ------------
                                                                               (UNAUDITED)
CURRENT LIABILITIES:
     Accounts payable                                                          $  7,428,014    $  7,418,370
     Accrued expenses and other current liabilities                                 141,842         342,103
     Accrued interest expense - related parties                                     331,442         239,312
     Deferred revenue                                                               198,942         211,544
     Due to stockholders                                                            245,884         230,884
     Note payable - related party                                                   550,000         150,000
     Current portion of long-term debt - related parties                            594,000         719,000
     Accrued officers' salaries & interest                                          693,083         539,859
     Income tax payable                                                             101,728              --
     Current portion of capital lease obligations                                   273,464          58,072
     Current portion of notes payable                                                30,185          19,456
                                                                               ------------    ------------

TOTAL CURRENT LIABILITIES                                                        10,588,584       9,928,600
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit                                                5,641,902       5,435,035
     Note payable - related party - net of current portion                               --         400,000
     Long-term debt - net of current portion - related parties                      250,000         500,000
     Notes payable - net of current portion                                         494,815          49,701

     Capital lease obligations - net of current portion                             399,774           9,050
     Deferred income taxes                                                          173,000         144,000
                                                                               ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                       6,959,491       6,537,786
                                                                               ------------    ------------

TOTAL LIABILITIES                                                                17,548,075      16,466,386
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, stated value $10,000 per share; 10,000,000      4,550,000       4,650,000
       shares authorized; 455 and 465 shares issued and outstanding at
       May 31, 2000 and August 31, 1999, respectively

     Common stock, $.001 par value; 50,000,000 shares                                12,528          12,148
       authorized; 12,527,495 and 12,147,803 shares issued and outstanding at May 31, 2000 and August 31, 1999, respectively
     Additional paid-in capital                                                  11,749,493      11,513,499
     Accumulated deficit                                                         (4,514,930)     (4,878,586)
     Other comprehensive income (loss)                                           (2,345,553)       (225,728)
                                                                               ------------    ------------

                                                                                  9,451,538      11,071,333
                                                                               ------------    ------------

                                                                               $ 26,999,613    $ 27,537,719
                                                                               ============    ============

           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              ----------------------------    ----------------------------
                                                 MAY 31,         MAY 31,         MAY 31,         MAY 31,
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
REVENUES:
   Net Sales                                  $  6,856,914    $  7,381,798    $ 24,926,268    $ 33,740,294
   Royalties                                            --           1,614           1,240           4,066
                                              ------------    ------------    ------------    ------------

         Total Revenues                          6,856,914       7,383,412      24,927,508      33,744,360
                                              ------------    ------------    ------------    ------------


COSTS AND EXPENSES:
   Cost of sales                                 6,106,537       6,649,250      19,766,468      28,382,204
   Selling, general and administrative           1,225,771       1,342,096       3,636,136       5,288,802
   Depreciation and amortization                   114,683         107,130         499,293         292,621
   Interest expense                                149,169         117,655         436,499         311,846
   Interest expense, related party                  30,849          29,712          92,130          85,772
   Bad debt expense                                 30,412           1,380          69,967           1,597
                                              ------------    ------------    ------------    ------------
         Total Costs and Expenses                7,657,421       8,247,223      24,500,493      34,362,842
                                              ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                     (800,507)       (863,811)        427,015        (618,482)

OTHER INCOME:
   Interest and dividend income                          3           3,626             358          39,123
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION BENEFIT
   (BENEFIT) FOR INCOME TAXES                     (800,504)       (860,185)        427,373        (579,359)

PROVISION (BENEFIT) FOR INCOME TAXES              (106,273)             --          68,100              --
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS          (694,231)       (860,185)        359,273        (579,359)
                                              ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
    Income (Loss) from Discontinued
        Operations (net of an income
        tax  benefit of $ 0 and $ 0 for
        the three  months ended
        May 2000 and 1999, respectively and
        a tax benefit of $3,400 and $ 0
        for the nine months ended May 2000
        and 1999, respectively)                         --        (118,725)        (20,526)       (193,958)
   Gain on Disposal of Discontinued
        Operations (net of income taxes
        of $ 0 and $5,800 for  the three
        and nine months ended May 2000,
        respectively)                                   --              --          35,777              --
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS              --        (118,725)         15,251        (193,958)
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                             $   (694,231)   $   (978,910)   $    374,524    $   (773,317)
                                              ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC & DILUTED
           Income (Loss) from Continuing
             Operations                               (.06)           (.08)            .01            (.07)
           Income (Loss) from Discontinued
             Operations                                 --            (.01)              *            (.02)
           Gain on Disposal of Discontinued
             Operations                                 --              --               *              --
                                                        --              --              --              --
                                              ------------    ------------    ------------    ------------
                                              $       (.06)   $       (.09)   $        .01    $       (.09)
                                              ============    ============    ============    ============

*LESS THEN $(.01) PER SHARE

           See accompanying notes to consolidated financial statements

                                                                   (PAGE 1 OF 2)

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE NINE   FOR THE NINE
                                                                          MONTHS ENDED   MONTHS ENDED
                                                                            MAY 31,        MAY 31,
                                                                             2000           1999
                                                                          -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (Loss)                                                      $   374,524    $  (773,317)
   Adjustments to reconcile net income to net cash used by
   operating activities:
     Bad debt expense                                                          69,967          1,597
     Depreciation and amortization                                            514,563        309,891
     Marketable securities received for sale of
       non-exclusive rights to masters                                     (2,124,000)            --
     Gain on disposal of discontinued operations,
       plus cash included in sale                                             (42,754)            --
     Deferred taxes                                                          (172,000)            --
     Common stock issued to employees                                          59,000             --
     Changes in:
       Accounts receivable                                                    190,195        567,051
       Accounts receivable, related party                                          --        100,843
       Prepaid expenses and other current assets                               17,948       (135,174)
       Inventory                                                              167,159         93,717
       Accounts payable and accrued expenses                                  (84,940)      (587,049)
       Income tax payable                                                     101,728             --
       Accrued interest expense, related party                                 92,130         68,158
       Deferred revenue                                                       (12,602)       (54,187)
       Due to customers                                                            --         88,195
       Accrued officers' salary                                               345,577        305,991
                                                                          -----------    -----------

       Cash Flows (Used) by Operating Activities                             (503,505)       (14,284)
                                                                          -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of NEOS net of cash acquired                                         --     (1,627,416)

     Purchase of fixed assets                                                (816,561)      (672,979)
     Refund of prior period fixed asset purchase                              685,000             --

     Repayments on note receivable                                             25,000          6,327
     Deposit on leased equipment                                              (56,348)         8,171
                                                                          -----------    -----------

       Cash Flows (Used) by Investing Activities                             (162,909)    (2,285,897)
                                                                          -----------    -----------

CASH  FLOWS FROM (TO) FINANCING ACTIVITIES:
     Advances (repayments) from (to) stockholders                              15,000        (70,000)
     Advances (repayments) from (to) employees                                     --        (75,000)
     Proceeds (repayments) from (to) note payable                             455,843         52,641
     Proceeds (repayments) from (to) note payable, related party                   --       (375,000)
     Proceeds from issuance of preferred/common stock                              --         17,627
     Stock issuance costs                                                          --        (31,625)
     Proceeds (repayments) from (to) note payable - line of credit            206,867       (124,971)
     Repayment of long-term debt, related party                              (375,000)      (250,000)
     Addition to (payment of) capitalized lease obligations                   (78,884)      (120,899)
                                                                          -----------    -----------

       Cash Flows Provided (Used) by Financing Activities                     223,826       (977,227)
                                                                          -----------    -----------

           See accompanying notes to consolidated financial statements

                                                                   (PAGE 2 OF 2)

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (442,588)    (3,277,408)

CASH AND CASH EQUIVALENTS, beginning of year/period           620,975      3,850,162
                                                          -----------    -----------


CASH AND CASH EQUIVALENTS, end of year/period             $   178,387    $   572,754
                                                          ===========    ===========

                         CASH PAID FOR INTEREST EXPENSE   $   436,499    $   311,846
                                                          ===========    ===========

                           CASH PAID FOR INCOME TAXES     $    40,482    $   262,982
                                                          ===========    ===========


SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Capitalized lease obligations totaling $685,000 were incurred during the nine month period ending

    May 31, 2000 when the Company entered into various leases, primarily for warehousing equipment. This equipment had previously been purchased for cash.

    The holder of the preferred stock converted 10 shares (valued at $100,000) plus unpaid dividends aggregating $10,869 into 179,692 shares of the Company's common stock.

    The Company transferred 100% of its interests in three subsidiaries to a former officer and director in the month of February 2000 (see Note 5 of the Notes to Consolidated Financial Statements).

    The Company issued 100,000 shares of common stock to an attorney in lieu of certain outstanding fee obligations totaling $66,505.

    The Company issued 100,000 shares of common stock to an officer valued at $59,000.

           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIODS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)

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

The results for the three and nine months ended May 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

                                      NET          OPERATING     DEPRECIATION    TOTAL         CAPITAL
                                    REVENUES     EARNINGS(LOSS) & AMORTIZATION   ASSETS      EXPENDITURES
                                   -----------   -------------  -------------- -----------   ------------
Three months ended May 31, 2000;
Rack distribution sales            $   107,713    $   (97,150)   $     4,040   $   554,658   $        --
One-Stop distribution sales          6,749,201       (321,151)       110,643    17,933,911       681,655

Music record master production              --       (382,206)            --     8,511,044            --
                                   -----------    -----------    -----------   -----------   -----------

                                   $ 6,856,914    $  (800,507)   $   114,683   $26,999,613   $   681,655
                                   ===========    ===========    ===========   ===========   ===========

Three months ended May 31,
  1999;

Rack distribution sales            $   687,439    $  (459,648)   $    15,881   $ 6,485,277   $   135,000
One-Stop distribution sales          6,694,360       (101,676)        91,249    10,143,639       244,817
Music record master production           1,613       (302,487)            --     7,173,273            --
                                   -----------    -----------    -----------   -----------   -----------

                                   $ 7,383,412    $  (863,811)   $   107,130   $23,802,189   $   379,817
                                   ===========    ===========    ===========   ===========   ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIODS ENDED MAY 31, 2000 AND MAY 31, 1999

                                   (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION (CONTINUED)

                                      NET          OPERATING     DEPRECIATION       TOTAL         CAPITAL
                                    REVENUES     EARNINGS(LOSS) & AMORTIZATION      ASSETS      EXPENDITURES
                                  ------------   -------------  --------------   ------------   ------------

Nine months ended May 31, 2000;
Rack distribution sales           $    608,978    $   (248,973)   $     11,226   $    554,658   $         --
One-Stop distribution sales         22,165,344        (333,994)        362,987     17,933,911        816,561
Music record master production       2,153,186       1,009,982         125,080      8,511,044             --
                                  ------------    ------------    ------------   ------------   ------------

                                  $ 24,927,508    $    427,015    $    499,293   $ 26,999,613   $    816,561
                                  ============    ============    ============   ============   ============

Nine months ended May 31, 1999;
Rack distribution sales           $ 13,052,377    $   (277,499)   $    114,122   $  6,485,277   $    260,693
One-Stop distribution sales         20,687,918         832,017         178,499     10,143,639        407,750
Music record master production           4,065      (1,173,000)             --      7,173,273             --
                                  ------------    ------------    ------------   ------------   ------------

                                  $ 33,744,360    $   (618,482)   $    292,621   $ 23,802,189   $    668,443
                                  ============    ============    ============   ============   ============

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

In July 1999, the Company initiated a lawsuit against this customer for outstanding receivables. Management of the Company believes the lawsuit will have a favorable outcome.

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

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIODS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)

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

These transactions resulted in an after-tax gain of $ 35,777 which is reflected in the Statement of Operations for the nine months ended May 31, 2000. Prior period financial statements were restated as a result of this transaction.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the third quarter of fiscal 2000, the Company's wholesale subsidiary relocated to larger facilities that include warehouse and office space of approximately 88,000 square feet. The new facility is being leased for five years at an annual rent of $242,000 with two optional five year extensions.

In conjunction with the relocation, the landlord agreed to lend the Company monies for leasehold improvements in the amount of $525,000 plus interest at 9.5% per year. The loan is to be repaid over a ten year period. However, if the Company does not exercise its first five year lease extension, the entire unamortized balance will become due upon the expiration of the original five year lease period.

The subsidiary is attempting to sublet or assist the landlord, who is also a Director of the Company and the former sole shareholder of Northeast One Stop, in the sale of its former headquarters and warehouse location in Latham, New York. The lease on that property expires in September 2003.

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

         The Company has five offices. Planet has its corporate headquarters in Red Bank, New Jersey. NEOS recently relocated its administrative headquarters and warehouse to Menands, New York (see Note 6 of the Notes to the Consolidated Financial Statements), and has three sales offices located in Philadelphia, Pennsylvania, Coral Springs, Florida and Baltimore, Maryland. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

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

         As of May 31, 2000, the Company has sold copies of non-exclusive master recordings in two separate transactions. In one transaction, the Company sold a copy of 2,500 master recordings (see Note 4 of "Notes to Consolidated Financial Statements") and in another transaction the Company sold a copy of 5,000 of its master recordings. All copies of master recordings are sold without third party rights. In such sales, the Company received restricted shares of common stock from the purchasers.

RESULTS OF OPERATIONS FOR THE COMPANY'S NINE MONTH PERIOD ENDED MAY 31, 2000 AS COMPARED TO THE NINE MONTH PERIOD ENDED MAY 31, 1999

         NET REVENUES. For the nine months ended May 31, 2000 net revenues were approximately $24,928,000 as compared to approximately $33,744,000 for the nine month period ended May 31, 1999, which represented a decrease in net revenues of $8,816,000 or 26%. Net revenues from the One Stop Business for the nine months ended May 31, 2000 versus the comparable period in the prior year, respectively, were approximately $22,166,000 as compared to approximately $20,688,000, an increase of 7%. This increase was due to new customers and increased volume with existing customers facilitated by greater inventory depth. Net revenues from the Rack Business for the nine months ended May 31, 2000 were approximately $ 609,000 as compared to approximately $13,052,000 in the prior year, a decrease of 95%. This decrease was primarily due to the loss of a major rack customer (the Meijer account). In the prior nine month period ended May 31, 1999, Meijer accounted for net revenues of approximately $9,682,000 or 29% of net revenues for the Company (see also Note 3 of the notes to the consolidated financial statements). As discussed elsewhere in this report, Meijer stopped ordering products from the Company in January 1999. Net revenues from Planet operations for the nine months ended May 31, 2000 versus the comparable period in the prior year, respectively, were approximately $2,153,000 as compared to approximately $ 4,000, an increase of approximately $ 2,149,000. This increase was primarily due to a $2,124,000 sale of limited rights to certain masters. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the nine months ended May 31, 2000 were insignificant (approximately $26,000).

         COST OF SALES. For the nine months ended May 31, 2000, cost of sales was approximately $19,766,000 or 79.3% of net revenues as compared to the nine months ended May 31, 1999 cost of sales of approximately $28,382,000 or 84.1% of net revenues. This decrease as a percentage of revenues is primarily due to the incremental revenue from the sale of masters discussed above.

         OPERATING EXPENSES. For the nine months ended May 31, 2000, selling, general and administrative expenses ("SG&A") were approximately $3,636,000 or 14.6% of net revenues versus SG&A for the comparable period in the prior year of approximately $5,289,000 or 15.7% of net revenues. This decrease in SG&A resulted from reductions in NEOS payroll ($989,000) as well as lower professional and consulting fees ($246,000). The prior year period included high professional fees ($505,000) due to the NEOS acquisition and related public filings and stock registration.

         INTEREST EXPENSE. For the nine months ended May 31, 2000, interest expense was approximately $529,000 or 2.1% of net revenues versus the comparable period in the prior year of approximately $398,000 or 1.2% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME (LOSS). For the nine months ended May 31, 2000, net income was approximately $ 375,000 or 1.5% of net revenues, as compared to a net (loss) of approximately ($773,000) or (2.3%) of net revenues for the nine months ended May 31, 1999. Loss from operations for NEOS for the nine months ended May 31, 2000 was approximately ($460,000) as compared to income from operations of approximately $ 569,000 for the comparable period in the prior year. This decrease was primarily due to the loss of the Meijer account as described above. The income (loss) from operations for Planet other than NEOS for the nine months ended May 31, 2000 was approximately $ 887,000 as compared to an income (loss) from operations of approximately ($1,187,000) in the comparable period in the prior year, a $2,074,000 improvement. This improvement is primarily due to the revenue from the sale of limited rights to certain masters as well as lower professional fees as discussed above. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the nine months ended May 31, 2000 was insignificant (approximately $21,000). However, the one-time after-tax gain from the sale of these subsidiaries for the nine months ended May 31, 2000 was approximately $ 36,000.

RESULTS OF OPERATIONS FOR THE COMPANY'S THREE MONTH PERIOD ENDED MAY 31, 2000 AS COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 1999

NET REVENUES. For the three months ended May 31, 2000 net revenues were approximately $6,857,000 as compared to approximately $7,383,000 for the three month period ended May 31, 1999, which represented a decrease in net revenues of $ 526,000 or 7%. Net revenues from the One Stop Business for the three months ended May 31, 2000 versus the comparable period in the prior year, respectively, were approximately $6,749,000 as compared to approximately $6,694,000, an increase of 0.8%. Net revenues from the Rack Business for the three months ended May 31, 2000 were approximately $ 108,000 as compared to approximately $ 687,000 in the prior year, a decrease of 84%. This decrease was primarily due to the shift in sales efforts to the one stop business since the loss of a major rack customer in January 1999 (the Meijer account - see also Note 3 of the Notes to the Consolidated Financial Statements).

There was no net revenue from Planet operations for the three months ended May 31, 2000 versus approximately $ 2,000 in the comparable period in the prior year, a decrease of approximately $ 2,000. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the prior year three month period ended May 31, 1999 were insignificant (approximately $ 33,000).

         COST OF SALES. For the three months ended May 31, 2000, cost of sales was approximately $6,107,000 or 89.1% of net revenues as compared to the three months ended May 31, 1999 cost of sales of approximately $6,649,000 or 90.1% of net revenues. This decrease as a percentage of revenues is primarily due to the high costs associated with the volume of rack returns in the prior year period. The prior year rack returns were high due to the loss of a major rack customer, as described earlier.

         OPERATING EXPENSES. For the three months ended May 31, 2000, selling, general and administrative expenses ("SG&A") were approximately $1,226,000 or 17.9% of net revenues versus SG&A for the comparable period in the prior year of approximately $1,342,000 or 18.2% of net revenues. This decrease in SG&A resulted from reductions in NEOS payroll ($138,000) as well as lower professional and consulting fees ($ 47,000). The prior year period included elevated professional fees ($130,000) due to the NEOS acquisition and related public filings and stock registration.

         INTEREST EXPENSE. For the three months ended May 31, 2000, interest expense was approximately $180,000 or 2.6% of net revenues versus the comparable period in the prior year of approximately $147,000 or 2.0% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME (LOSS). For the three months ended May 31, 2000, the net loss was approximately ($ 694,000) or (10.1%) of net revenues, as compared to a net loss of approximately ($ 979,000) or (13.3%) of net revenues for the three months ended May 31, 1999. Loss from operations for NEOS for the three months ended May 31, 2000 was approximately ($389,000) as compared to a loss from operations of approximately ($555,000) for the comparable period in the prior year. This improvement is primarily due to the high costs associated with the volume of rack returns in the prior year period resulting from the loss of a major rack customer, as described earlier. The income (loss) from operations for Planet other than NEOS for the three months ended May 31, 2000 was approximately ($412,000) as compared to an income (loss) from operations of approximately ($309,000) in the comparable period in the prior year. The higher loss from Planet operations was primarily due to increased interest costs. The prior year after-tax income (loss) from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 5 of the Notes to the Consolidated Financial Statements) for the three months ended May 31, 1999 was approximately ($ 119,000).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of May 31, 2000 were $178,387 as compared to the August 31, 1999 cash balance of $620,975, or a reduction of $442,588. This reduction was the result of purchases of and deposits on equipment as well as the paydown of accounts payable, and payments on long-term debt. These outflows were partially offset by collections of accounts receivable, an increase in accrued salaries, two refunds of prior period asset purchases (a total of $685,000 converted to leases) and a net drawdown on our line-of-credit.

         Net cash flow used by operating activities for the nine month period ended May 31, 2000 was $503,505. The primary uses of cash were the paydown of accounts payable ($84,940) and the increase in marketable securities ($2,124,000) as well as deferred taxes ($172,000). These uses of cash were partially offset by the collection of accounts receivable ($190,195), a decrease in inventory ($167,159) as well as other non-cash items (i.e. net income, depreciation, income tax payable, accrued interest, accrued salaries, etc).

         As of May 31, 2000, outstanding accounts receivable totaled $4,982,736. This amount is net of an allowance for bad debts of $572,140. By comparison, the consolidated accounts receivable balance as of August 31, 1999 was $5,242,898, net of an allowance of $617,143. The accounts receivable balance at May 29, 2000 includes $368,138 due from a major customer, Meijer, which has stopped purchasing from the Company. A lawsuit has been initiated against this customer. However, the Company believes that this receivable balance is collectible and, furthermore, that the bad debt allowance discussed above will be sufficient to satisfy any amounts that are not paid.

         At May 31, 2000, inventory was $6,985,685 versus a balance as of August 31, 1999 of $7,165,072. NEOS accounts for its inventory on a first-in-first-out basis.

         At May 31, 2000, the Company's accounts payable and accrued expense balance was $7,569,856 versus the balance as of August 31, 1999 of $7,760,473, primarily due to the paydown of vendor invoices.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. Working capital and adjusted net worth as of May 31, 2000 were $4,994,314 and $ 646,932, respectively. As of May 31, 2000, NEOS had an aggregate of $5,641,902 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow used by investing activities for the nine month period ended May 31, 2000 was $162,909. Cash outflows that were fixed asset-related including both equipment purchases ($816,561) and deposits on leased equipment ($56,348) were partially offset by inflows from leasing assets that were purchased with cash in a prior period ($685,000).

         Net cash flow from financing activities for the nine month period ended May 31, 2000 was $223,826. Cash outlays consisted primarily of the second $375,000 note payment to the former sole shareholder of NEOS due as part of that subsidiaries purchase agreement. The primary source of cash was the CFC line of credit ($206,867) as well as a new note for leasehold improvements in the Menands facility($525,000).

         As of May 31, 2000, the Company had outstanding an aggregate of $3,204,409 in notes (including accrued interest of $331,442), and accrued salaries. Such amounts consist of:

(a)      $500,000 on the Gulf Coast Music, LLC (Gulf Coast) Note,
(b) $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition,
(c) $230,884 principal amount 9% demand note due to a privately held corporation owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company,
(d) $10,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
(e) $ 5,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
(f) Two notes due to a private lender - the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000,
(g) $15,000 principal amount 9% demand note to Whelan, Inc., a privately held corporation owned by Messrs. Arnone and Giakas,
(h)      Accrued officers' salaries of $693,083,
(i) $525,000 principal amount 9.5% leasehold improvement note due to the landlord of the new Menands location.

         NEOS has several capital leases in the aggregate amount of $673,238 that are secured by the related equipment and fixtures.

In February 2000, the Company sold all of its interests in three subsidiaries (Maestro, the Studio, and Higher Ground) to a former officer and director. In exchange, the buyer agreed to give up any and all claims to existing accrued salaries (approximately $193,000 at February 29, 2000) and his employment agreement as well as warrants to purchase 1,000,000 of the Company's common stock at $2.00/share. This transaction resulted in a net after tax gain of approximately $36,000 on the disposal of the net assets of these companies. These three subsidiaries were either inactive or not profitable at the time of the sale and had minimal assets. Therefore, the effect on cash is insignificant.

         The Company believes that its current cash, cash from operations and loans under the CFC Credit Agreement will be sufficient to fund the Company's working capital requirements for the foreseeable future. No assurances can be given, however, that due to any number of events and/or circumstances including, but not limited to, a downturn in the pre-recorded music industry or in the economy in general, that the Company will not need additional working capital. Furthermore, no assurances can be given that the Company will be able to obtain such additional working capital when and if needed or on terms acceptable to the Company.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11.      Computation of Earnings (Loss) Per Share

27.      Financial Data Schedule

(b)      Reports on Form 8-K

         During the nine month period ended May 31, 2000, the Company did not file any reports on Form 8-K.

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


Date: As of July 14, 2000