Form 10KSB
period 2000-08-31
PLANET ENTERTAINMENT CORP
filed 2000-12-14
CIK 1038284

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the Fiscal Year Ended August 31, 2000


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


           2 Bridge Ave, Building 6 lower level, Red Bank, New Jersey 07748
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


         Issuer's Telephone Number, Including Area Code: (732) 936-9660
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

Yes [X]           No [ ]
================================================================================

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $30,426,617.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at November 30, 2000 was approximately $1,400,318 based upon the last sale price (.17 per share) as reported by the NASD Bulletin Board on that date.

ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's classes of common equity, as of November 30, 2000, was 12,434,495 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No  [X]

TABLE OF CONTENTS

PART I........................................................................4
ITEM 1:  BUSINESS.............................................................4
ITEM 2:  PROPERTIES..........................................................16
ITEM 3:  LEGAL PROCEEDINGS...................................................16
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..................17

PART II......................................................................17
ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS............17
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........19
ITEM 7:  FINANCIAL STATEMENTS................................................25
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................25

PART III.....................................................................25
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................25
ITEM 10:  EXECUTIVE COMPENSATION.............................................27
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....32
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................33
ITEM 13:  EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................35

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

         BUSINESS SUMMARY.

         The Company is currently involved in various areas of the recorded music industry. The Company's principal business, primarily through its wholly-owned subsidiary, NEOS, is the wholesale distribution of pre-recorded music in the form of compact diskettes ("CDs"), cassette tapes, and other entertainment related products such as video tapes, Digital Video Diskettes ("DVDs") and, music or entertainment related apparel, such as t-shirts. The Company's business activities also include to a lesser extent the acquisition, licensing, production, marketing and distribution of high quality recorded music from the catalog. Through NEOS, the Company distributes approximately 140,000 front end titles of pre-recorded music to independent record stores, college bookstores and mass merchants. Generally, front end titles are popular, current, pre-recorded music titles.

         The Company owns or licenses certain non-exclusive rights associated with approximately 15,000 music master recordings from existing music catalogues of recorded music. A "master recording" is the original, final, then-recorded version of a song recorded in the studio. Of such 15,000 master recordings that the Company has the right to exploit, the Company has joint rights to approximately 5,000 with a former officer of the Company (see "certain transactions"), and the Company has non-exclusive rights to the remaining approximately 10,000 masters. Non-exclusive rights to master recordings allow the Company as well as other persons who demonstrate the right to exploit such master recordings to exploit the particular master recordings.

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

         In September 1998, the Company acquired all of the issued and outstanding capital stock of NEOS, which is principally engaged in the distribution of records and compact diskettes as a "one-stop" and to a much lesser extent "rack-jobber." "One-stops" are centralized order fulfillment centers for small to medium sized retail stores, typically record stores, that obtain a wide-variety of recorded music in various formats from several independent producers at a stated price, or mark-up. "Rack-jobbers" typically purchase and distribute recorded music through racks and kiosks in retail stores, and encompass a narrower range of selection, typically from proprietary sources for a stated percentage of sales, and often with the full right of return. The Company's strategy is to permit the sale of its products and other "front line" titles over the Company's business to business Internet site and to a lesser extent serve as its own fulfillment center and distribute compilation CDs created from its own music catalogue through NEOS. Currently, NEOS purchases the pre-recorded music from certain major record companies (including, but not limited to SONY Music Entertainment, Inc., Universal Music and Video Distribution, Polygram Group Distribution, EMI Music Distribution, Warner/Electra/Atlantic Corporation and BMG Distribution), and other distributors for sale at approximately eighty-two (82%) percent of its resale price to its customers. The Company, similar to other wholesale distributors of pre-recorded music, does not have any written contracts with these major record companies and as a result such relationships may be terminated at any time. Although NEOS has been distributing pre-recorded music for such major record companies for a number of years, no assurances can be given that any such person would not terminate its relationship with NEOS. The termination of one or more of such relationships could have a material adverse effect on the Company. The Company expects to also supply compilation CDs to NEOS from the Company's catalogue of existing master recordings, at a lower cost.

         CORPORATE STRATEGY.

         The Company's goal is to continue to grow its entertainment wholesale division, Northeast One Stop, by leveraging the new fulfillment and distribution systems currently in place and striving to provide customers with a superior level of service. The Company believes it differentiates itself from competitors by offering competitive pricing along with reliable and accurate fulfillment. We plan to continue to expand our customer service and Internet capabilities, make further system enhancements and increase product selection/depth to become a more valuable supplier to entertainment retailers. We intend to leverage our investment in fulfillment and distribution systems by seeking a strategic partner during fiscal year 2001. We will pursue further growth through internal growth, possible acquisitions, and move into additional product lines.

         NXTREND TECHNOLOGY "NXTREND"

         During 2000, NEOS selected NxTrend Technology, Inc. ("NxTrend") to develop and install a custom hardware and distribution software solution. Generally, the NxTrend solution allows NEOS to simplify and expedite operations, reduce inventory, expand performance reporting, including product margin/cost analysis, improve customer service levels and integrate the Internet into daily operations.

         WAREHOUSE EXPANSION/AUTOMATION.

         During the second quarter of calendar year 2000, NEOS's relocated their corporate headquarters/warehouse from 41,000 square feet to a facility of approximately 90,000 square feet, located at 7 Simmons Lane, Menands, NY 12204, the larger warehouse space allows the Company to further increase our Stock Keeping Unit ("SKU") count from approximately 140,000 to more than 200,000, which should make us more attractive to customers.

During fiscal 2000 the Company made capital investments of approximately $1,500,000 including; carousel hardware and software, network upgrades, and building improvements at the new NEOS facility. The Company believes these investments will allow it to increase volume, carry additional sku's and attract additional strategic partners.

         INTERNET FULFILLMENT.

         With the growth of the Internet, warehousing and fulfillment have become major issues to all E-commerce companies including those traditional brick and mortar retailers that now, in an effort to expand their own potential sales base, are adopting what is becoming known as a "click and brick" strategy. NEOS current systems allow us to more adequately service and grow with our music retailers. We configured and upgraded our hardware, software, and sorting/shipping equipment in such a way to be able to utilize our facilities to provide third party warehousing, fulfillment and distribution services for Internet retailers covering a diverse array of products.

         During 2000 NEOS serviced several Internet retailers such as Amazon.com, EveryCD.com, Tower mailorder, Internet Shopping Network (ISN), and CDUniverse.com. During fiscal year 2001 we hope to fulfill customer orders for additional Internet retailers and catalog companies by shipping product directly to the individual customer. These music retailers tend to sell mostly very deep catalog and require conformance to their own specific EDI (electronic data interchange) requirements. We believe our new software platform and our deeper catalog allow us to pursue customers that we were unable to pursue in the past

         WEBSITES.

         The Company has two distinct websites. Planet's wholesale site is devoted to NEOS's current customers (www.neoneb2b.com). The website is meant as an order entry tool for wholesale business customers and affiliated Internet-based customers, thus the reference "b2b" (business to business). The Corporate site (www.planetentertainment.com), which will undergo a reconstruction during the first half of calendar year 2001,subject to the Company having available funds, the site will be designed to focus on the music catalog and compilation albums as well as provide general corporate information regarding Planet Entertainment Corp. (PNEC).

Company's business to business Website (WWW.NEONEB2B.COM) went online during June 2000 and is expected to be fully integrated with a shopping cart and the Company's new hardware/software platform during the first quarter 2001.

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

         Planet's Corporate Website. As mentioned above, the Company's corporate website will be reconstructed during the second quarter of calendar year 2001, subject to available funds. The Company expects the website to feature the following capabilities; however, the website has yet to be redesigned and there is no assurance as to the features of the website until completion. The website is expected to: include a complete listing of the Company's music catalog; search the Company's 15,000+ database of songs (for custom licensing, premium incentive and special product business customers); be organized according to musical genre; feature approximately 100 PNEC compilation albums and photographs of the album cover, sound bites and a written review of the CD; be linked to the NEOS b2b site and numerous other music and Internet retailers; offer weekly music and video specials to retail consumers, websites, wholesalers and distributors; feature a "shopping cart" that will process all major credit card transactions, with product fulfillment handled by NEOS; contain financial information, press releases and investor information

         EXPAND EXISTING ACCOUNT BASE.

         NEOS's catalog previously was not deep enough to supply all the needs of retailers. We believe our greater catalog depth of 140,000 SKUs now enables us to be the primary supplier for a much greater percentage of our account base which we believe results in more sales to those customers. We intend to attempt to continue to grow market share, both through deeper penetration with existing customers and by entering new markets. We believe our investment in our systems, including NxTrend and carousel automation, as well as the years we have spent developing and refining them provide us a competitive advantage. Because we are currently a full-service provider, we have been able to attract many new retail customers who were previously unavailable to us. With our new software platform and EDI and ASN (advanced shipping notice) capability we believe we will be able to solicit large specialty music retailers as well as mass merchants. In September 2000 NEOS hired 5 new salesmen and setup an office in Danbury, CT., which allowed the Company to greatly expand its existing account base.

         NEW CUSTOMERS.

         As a full line entertainment retailer, with new systems in place, the Company intends to concentrate on specific target groups of potential new customers including large mass merchants, and export customers. Due to the rapid growth of the DVD market as a format for movies and music videos, the Company now carries approximately 6,000 DVD titles. In addition to music and video retailers, the Company may market music and video products to a variety of stores, including those offering book and gift items. During the year 2000 NEOS opened two additional satellite sales offices; one in Florida and one in Connecticut.

         CHAIN BUSINESS.

         In our current facilities, with our current depth of catalog and our new computer system, we have the ability to offer EDI or ASN to customers. We believe this is particularly important for large mass merchant and multiple-outlet customers. We seek to make inroads in these areas during 2001.

         EXPORT.

         During FYE 2000 we opened a sales office in Coral Springs, Florida with experienced sales staff that concentrate on export business. We believe there exists a significant opportunity in exporting, particularly in deep catalogue, DVD, and accessory items. It is our intention to grow this aspect of the industry. Our intention is to limit this business to no more than 20% of our overall volume.

         EXPLOIT THE SALES POTENTIAL OF DVD.

         During FYE 2000, We expanded our SKU base to include over 6,000 DVD's. While our sales of this product line are not yet fully maximized, industry publications are reporting hardware sales for this format that are substantially higher than projected and it is expected that sales to consumers will follow. We expect 2001 to be a breakthrough year for DVD sales and believe that we will participate in that growth.

         ACQUISITION OF MASTER RECORDINGS; SALES OF MASTER RECORDINGS

         In July 1996, as a result of the Company's acquisition of Maestro Holding Corporation ("Maestro"), the Company acquired certain exclusive rights associated with the exploitation of approximately 5,000 master recordings, (see "certain transactions") and in November 1996, through its agreements with J. Jake, Inc. ("J. Jake") and Gulf Coast Music, LLC ("Gulf Coast"), the Company acquired certain exclusive and non-exclusive rights associated with the exploitation of approximately 10,000 additional master recordings. The Company did not record the 5,000 master recordings purchased from Maestro on its books because predecessor costs could not be determined. During 2000 the Company, as part of a package with a former employee, transferred ownership of the Maestro Catalog back to the previous owner (see item 12, Related Party Transactions - the Venneri agreement). However, the Company has retained rights to co-exploit the catalog.

         The Company has recorded on its financial statements its rights to 10,000 additional master recordings purchased from J. Jake, Inc. and Gulf Coast as having a value of approximately $6,625,000 (less accumulated amortization of $184,083).

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

         PRODUCTION.

         As part of the Venneri Agreement the company gave up all interests and claims on a twenty-four track studio in Jackson, New Jersey and a full service forty-eight track studio in Chester, PA. The Company transferred ownership of all production assets to a former employee (see "Certain Transactions"). The Company does not currently intend to be in the production business.

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

         DISTRIBUTION.

         At present, all of the Company's products are sold through distributors. The Company's strategy is to produce digitally enhanced and re-arranged master recordings, from its existing catalogue, and from its catalogue of new artists, and to enter into joint ventures with other parties under which such other parties would license, mass produce and market these products through traditional retail distribution channels, in exchange for royalties. To date, the Company has entered into one license agreement (the "NCL License Agreement"), with Nippon Columbia Co. Ltd. ("NCL"), pursuant to which the Company granted the exclusive rights to NCL and Denon Corporation, USA, a wholly-owned subsidiary of NCL, to press, duplicate, distribute, sell and market music CDs and video rights in various regions of Asia. In addition, the Company is actively engaged in negotiations with other persons for similar license arrangements. No assurances can be given, however, that the NCL License Agreement will produce any material revenues to the Company, or that the Company in the future will be able to enter into any other similar arrangements. In May 1998 the Company entered into a joint venture agreement with New Millennium Communications concerning the licensing and distribution of the Company's products in Europe and in February 1999 the Company entered into a joint venture with Shandel Music Company, a South African limited liability company concerning the distribution of products in Africa, Australia, New Zealand and Israel. No assurances can be given that any revenues or income will be generated as a result of such arrangements. For FYE 2000 the Company did not have income from New Millenium or Shandell Music. The Company has elected at this time not to persue this business segment in the immediate future.

         The Company intends to continue to develop the distribution of its products through traditional and non-traditional distribution channels including promotional and premium licensing, specialty marketing, and through the use of the Internet. As previously discussed in "Corporate Strategy," the Company's website should be operational by the first half of calendar year 2001. The NEOS website went live in June 2000. Its shopping cart capabilities will go live in the first quarter of 2001.

         In September 1998, the Company acquired all of the issued and outstanding capital stock of NEOS. NEOS was formed in 1983 by Louis J. DelSignore, who, prior to the Company's acquisition of NEOS in September 1998, was its sole shareholder. NEOS is principally engaged in the wholesale distribution of pre-recorded music which NEOS purchases from certain major record companies and other distributors. In fiscal 1999, approximately $28,346,000 (67%) percent of NEOS's net sales were derived from its "one-stop" division, and approximately $13,873,000 (33%) percent of its net sales were derived from its "rack-job" division. However, NEOS lost its primary rack-job division customer, Meijer, which stopped ordering products from the Company in January 1999. For fiscal 2000, approximately $27,665,000 (98%) percent of NEOS's net sales were derived from its "one-stop" division, and approximately $615,000 (2%) percent of its net sales were derived from its "rack-job" division. Although the Company believes the loss of Meijer as a customer may continue to have a material adverse effect on the Company's future results of operations, the Company believes that increased sales from its one-stop division may partially offset the loss of Meijer as a customer. There can be no assurance that the Company will be able to either replace or offset sales losses from Meijer. Through its "one-stop" division, NEOS offers and sells approximately 130,000 front end titles or SKUs of popular recorded music to approximately 1,000 customers, many of which are independent music stores or retailers.

         DEVELOPMENT OF BUSINESS.

         In July 1996 the Company acquired from Maestro title to 5,000 master recordings, publishing rights to over 300 songs, and all equipment and fixtures contained in a twenty-four track studio located in Jackson, New Jersey. In February 2000 title to the Maestro Catalog was transferred to a former employee (see item 12, Related Party Transactions - the Venneri agreement).

         In September 1996, the Company entered into a production and distribution agreement with Multi-Media Industries Corporation ("MMIC"), under the label Century Records, concerning the production and distribution of enhanced multi-media CDs, playable on computers with compact diskette drives. In accordance with the terms of the agreement, since September 1996 the Company has produced ten compilation CDs, including six visually enhanced CDs, and through Koch International Corporation, the Company has shipped approximately 35,000 units. One of the Company's executive officers and directors, Joseph Venneri, is a shareholder of MMIC and, Richard Bluestine, the Company's Chief Financial Officer and a former director of the Company, is a shareholder of MMIC and, from June 1995 through May 1997, was an officer and director of MMIC. In 1997, the

Company recorded approximately $204,362 in revenues from MMIC, of which amount $180,615 was written off as uncollectable in fiscal 2000. (See "Item 12. Certain Relationships and Related Transactions.")

         On October 9, 1996, all the outstanding capital stock of the Company was acquired by Ampro. In connection with this transaction, each share of Planet common stock issued and outstanding was exchanged for one share of Ampro, with Ampro as the surviving corporation, which changed its name to Planet Entertainment Corporation.

         Pursuant to a September 1996 agreement and subsequent amendments, the Company acquired unencumbered title to 10,000 master recordings from Music Marketeers and J. Jake in exchange for 1,500,000 shares of the Company's common stock and the assumption of three promissory notes totaling $1,250,000 payable over five (5) years (the "Promissory Notes"). In 1997, Music Marketeers' rights and obligations under this agreement with the Company were assigned to Gulf Coast. It was subsequently agreed that J. Jake and Gulf Coast would return to the Company an aggregate of 1,400,000 shares of the Company's Common Stock and forgive the outstanding principal on the $1,250,000 Promissory Notes together with accrued interest in exchange for approximately $175,000 in cash and short term notes totaling approximately $2,850,000 (the "Gulf Coast Note"). The Company failed to pay the remaining balance on the Gulf Coast Note ($2,550,000) by December 15, 1998 and, according to the terms of the agreement, the Company lost its right to acquire 694,000 of the 1,400,000 shares, and is bound by the original terms of the Promissory Notes under which there remains outstanding $500,000 in principal, with interest and principal due and payable over the next two (2) years. Pursuant to an agreement dated August 26, 1999 between the Company and Gulf Coast, the Company would remove the restrictive legend on the 694,000 shares and the net proceeds to Gulf Coast from sale of such shares of stock would reduce the remaining balance on the Promissory Notes. In addition, if the sum of any payments made by the Company on the Promissory Notes plus the net proceeds from the sale of such shares aggregated $1,800,000 on or before June 1, 2000, then the Promissory Notes would be deemed paid in full and any remaining shares held by Gulf Coast will be returned to the Company. The amount of stock sold by June 1, 2000 was minimal. However, the Company removed the restriction from the remaining shares held by Gulf Coast as consideration for the extension of the due date of the September 2000 payment to February 2001.

         In March 1997, the Company acquired all the issued and outstanding capital stock of Al Alberts On Stage, Ltd. in exchange for 100,000 shares of the Company's common stock valued at $214,000, under the "purchase" method of accounting. The assets of Al Alberts On Stage, Ltd. consisted primarily of furniture, fixtures and equipment contained in a forty-eight track studio located in Chester, Pennsylvania. The Company also entered into a lease with the former shareholders of Al Alberts On Stage, Ltd. to lease a 13,400 square foot building together with improvements in Chester, Pennsylvania where the Company's studio is located. All assets and liabilities of Al Alberts on Stage were transferred to a former employee of the Company in February 2000 (see item 12, Related Party Transactions - the Venneri agreement).

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

         In May 1998, the Company authorized and issued 500 shares of 7% Series A Convertible Preferred Stock (the "Preferred Stock") to JNC Opportunity Fund Ltd. ("JNC") at a stated value of $10,000 per share for a total of $5,000,000. Each share of the Preferred Stock initially was convertible into the Company's Common Stock at the lesser of (a) $8.885 per share (the "Initial Conversion Price"), or (b) seventy-eight (78%) percent (the "Discount Rate") multiplied by the average of the five lowest per share market prices of the Company's common stock during ten trading days immediately preceding the notice of conversion. Because the Company did not satisfy certain express obligations to JNC set forth in the Company's Amended and Restated Articles of Incorporation governing the Preferred Stock (the "Terms"), the Discount Rate was reduced from its initial rate to fifty-eight (58%) percent. In connection with this transaction, the Company agreed to indemnify JNC against certain liabilities and damages, and issued warrants (the "Warrants") to purchase 75,000 shares of the Company's Common Stock to JNC at a price of $9.625 per share exercisable over a term of five (5) years, and the Company also issued warrants to purchase 150,000 shares of the Company's Common Stock to CDC Consulting, Inc. ("CDC"). As a result of this transaction, the Company received net proceeds of approximately $4,475,000. JNC received certain registration rights with respect to the Common Stock underlying its Preferred Stock and Warrants and CDC received certain registration rights with respect to the Common Stock underlying its Warrants. The Company filed a registration statement on Form SB-2 covering an aggregate of 2,750,000 shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. To date JNC has converted 45 shares of Preferred Stock into 351,440 shares of Common Stock, resulting in JNC owning as of the date hereof 455 shares of Preferred Stock.

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

         EMPLOYEES

         As of November 30, 2000, the Company and its subsidiaries, including NEOS, had a total of approximately 110 employees, the majority of whom were full-time. The Company has no collective bargaining agreement with its employees and no union represents them. There have been no interruptions or curtailments of operations due to labor disputes and the Company believes that relations with its employees are good.

ITEM 2:  PROPERTIES

         The Company's principal office was relocated during fiscal 2000 to 2 Bridge Avenue in Red Bank, New Jersey. The facilities in Jackson, New Jersey and Chester, Pennsylvania were transferred to a former employee in February 2000 (see "certain transactions").

         Through its NEOS subsidiary, the Company is a party to: a one year lease, relating to approximately 1,000 sq. ft. in Philadelphia, Pennsylvania at the rate of $685 per month, a month-to-month lease in Reisterstown, Maryland relating to approximately 850 square feet at the rate of $600 per month, a five
(5) year lease in Latham, New York relating to approximately 41,000 sq. ft. at the rate of $15,000 per month, a three (3) year lease in Danbury, CT for approximately 1,500 sq. ft. at the rate $1,300 per month, a one year lease relating to approximately 500 sq. ft. at the rate of $550 per month, and a five year (5) lease in Menands, New York relating to approximately 87,000 sq. ft. at the rate of $20,167 per month. With the exception of the Latham facility, these leases are with unrelated parties. The Latham facility is owned by a corporation owned and controlled by Louis J. DelSignore, a director of the Company, and former sole stockholder of NEOS. (SEE Item 12. "Certain Relationships and Related Transactions.")

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

         In January 2000, the Company initiated a lawsuit against Maxnet, Inc. ("Maxnet"). In this lawsuit, the Company is demanding that Maxnet perform under a July 1999 agreement that called for the sale of 2,500 musical masters to Maxnet in consideration for the sum of $1,500,000 to be paid by the issuance of restricted shares in Maxnet stock, plus 100,000 in master duplication costs. The Company believes the legal action will result in the successful completion of performance of the Maxnet agreement.

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

                                  High            Low              Close
                                  ----            ---              -----

    1998
    ----
    March 31, 1998               $ 4.87           $1.87            $3.00

    June 30, 1998                $11.43           $2.75            $6.00

    September 30, 1998           $ 5.50           $5.25            $5.43

    December 31, 1998            $ 4.75           $4.62            $4.62

    1999
    ----
    March 31, 1999               $ 7.32           $3.68            $4.00

    June 30, 1999                $ 3.93           $3.78            $3.93

    September 30, 1999           $ 2.56           $2.44            $2.44

    December 31, 1999            $ 1.03           $1.00            $1.03

    2000
    ----
    March 31, 2000               $ 1.68           $1.56            $1.68

    June 30, 2000                $ 0.56           $0.50            $0.53

    September 29, 2000           $ 0.25           $0.22            $0.22
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

(b) Holders. The Common Stock was held by approximately 244 holders of record as of November 30, 2000. The Company believes that it has a substantial number of beneficial holders of its Common Stock.

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

GENERAL

         The Company was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately held companies in the music business. In July 1996, the Company acquired from Messrs. Arnone, Giakas and Venneri, the three controlling shareholders of the Company, for shares of Common Stock in the Company, all of the issued and outstanding common stock of Maestro. Maestro owned exclusive rights to approximately 5,000 master recordings, and subsequently acquired exclusive and non-exclusive rights to an additional 10,000 master records. In February 2000, the 5,000 masters acquired from Maestro were transferred to the previous owner (see Note 21). However, the Company retained all rights to exploit the masters.

         As indicated elsewhere herein, effective as of September 1, 1998, the Company acquired NEOS. For the years ended August 31, 2000 and 1999, NEOS had net revenues of $28,280,434 and $42,219,376 respectively, which constituted approximately 93% and 96%, respectively, of the Company's net revenues for such periods. Prior to the September 1, 1998 NEOS acquisition, the Company had limited revenues and income. As a result, the results of operations of the Company commencing as of September 1, 1998 reflect in large part the operations of NEOS.

         The Company has six offices. Planet relocated its corporate headquarters during fiscal 2000 to Red Bank, New Jersey. The lease for the studio facility in PA was transferred to a former officer and director of the Company in conjunction with the sale of three subsidiaries in February 2000 (see
Note 21). NEOS also relocated to a larger combined administrative and warehouse facility in Menands, New York. NEOS is attempting to sublet or assist the landlord in the sale its former location in Latham, New York (see Note 20). The Company rents office space in Connecticut, Florida, Maryland and Pennsylvania. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

         NEOS's operations can be grouped into two distinct segments - "rack jobbing" and its One Stop division. In "rack jobbing," the vendor assumes full responsibility for the customer's display, stocking the display at the customer's location and making the day-to-day decisions as to which inventory to deliver, return and present in the displays. A rack jobber owns the display material or fixtures and is responsible for the proper presentation of goods within the display. In the second half of fiscal 1999, we scaled back our Rack operation after we stopped servicing a large Rack customer that represented approximately $9,460,000 or 22% of the Company's net sales in fiscal 1999. The One Stop Business primarily operates as a centralized order fulfillment center for the small to medium sized retail stores, typically record stores, that obtain a variety of recorded music and video. This aspect of the business supplies merchandise based on the orders placed by its customers. The customers in this segment of the business are responsible for the selection of titles and the decisions regarding the return of merchandise.

         According to the Record Industry Association of America's Recording Industry Releases 1999 Manufacturers' Shipment and Value Report, CD album unit shipments rose 10.8% from 847.0 million in 1998 to 938.9 million in 1999. Cassette unit shipments continued to drop from 158.5 million in 1998 to 123.6 million in 1999 (down 22.0%). These trends have held consistent in the statistics available for the first six months of calendar year 2000. DVD continues to see the largest growth percentages as shipments increased from approximately 800,000 units in the six months ended June 30, 1999 to approximately 1,370,000 units in the six months ended June 30, 2000, a 71.3% increase. CD albums accounted for 88% of total value and 81% of total unit shipments in 1999. For NEOS, in the six months ended June 30, 2000, CD album sales represented approximately 83% of gross sales while cassettes declined to 12% of gross sales.

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

         The Company has also, from time to time, sold copies of its non-exclusive master recordings in groupings of 2,000 to 5,000 masters. All copies of master recordings are sold without third party rights. In such sales, the Company receives shares of common stock from the purchasers.

Capital Investment Strategy

         During fiscal 2000, NEOS expended approximately $1,500,000 on capital assets. Major investments included building improvements and product-handling equipment at the new NEOS facility (see Note 20), enhancements to the NxTrend computer system and new networking hardware and software for our field locations.

RESULTS OF OPERATIONS FOR THE COMPANY'S TWELVE MONTH PERIOD ENDED AUGUST 31, 2000 AS COMPARED TO THE TWELVE MONTH PERIOD ENDED AUGUST 31, 1999

         NET REVENUES. For the twelve months ended August 31, 2000 net revenues were approximately $30,427,000 as compared to net revenues of approximately $43,725,000 for fiscal 1999, which represented a decrease in net revenues of $13,298,000 or 30%. Net revenues from the One Stop Business for the twelve months ended August 31, 2000 versus the prior year, respectively, were approximately $27,665,000 as compared to approximately $28,346,000, a slight decrease of 2%. This decrease was due to an industry-wide lack of quality new release product for the spring and summer selling seasons. Net revenues from the Rack Business for the twelve months ended August 31, 2000 were approximately $ 615,000 as compared to approximately $13,873,000 in the prior year, a decrease of $13,258,000 or 96%. This decrease was primarily due to the loss of a major Rack account in January 1999 as well as a scaled-down Rack operation. In the twelve months ended August 31, 1999, the major Rack customer, Meijer, Inc., accounted for net revenues of approximately $9,460,000 or 22% of net revenues for the Company. Net revenues from Planet Operations for the twelve months ended August 31, 2000 versus the prior year, respectively, were approximately $2,146,000 as compared to approximately $1,505,000, an increase of 43%. This increase was primarily due to the $2,124,000 sale of limited rights to certain masters.

         COST OF SALES. For the twelve months ended August 31, 2000, cost of sales was approximately $24,870,000 or 81.7% of net revenues as compared to cost of sales for fiscal 1999 of approximately $35,622,000 or 81.5% of net revenues. This slight decrease as a percentage of revenues is primarily due to lower levels of cooperative advertising income from vendors.

         OPERATING EXPENSES. For the twelve months ended August 31, 2000, selling, general and administrative expenses ("SG&A") were approximately $4,685,000 or 15.4% of net revenues compared to SG&A of approximately $6,589,000 or 15.1% of net revenues in fiscal 1999. This increase in SG&A as a percent of net revenues resulted primarily from NEOS relocation-related expenses.

         INTEREST EXPENSE. For the twelve months ended August 31, 2000, interest expense was approximately $719,000 or 2.4% of net revenues versus approximately $534,000 or 1.2% of net revenues in fiscal 1999. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME (LOSS). For the twelve months ended August 31, 2000, net
(loss) was approximately ($311,000) or (1.0%) of net revenues, as compared to a net income of approximately $278,000 or 0.6% of net revenues for the twelve months ended August 31, 1999. Loss from operations for NEOS for the twelve months ended August 31, 2000 was approximately ($1,465,000) as compared to income from operations of approximately $ 563,000 for the comparable period in the prior year. This decrease was primarily due to the loss of a major Rack customer in January 1999 and the scaling back of the rack operation as described earlier. In addition, NEOS relocated to a larger facility and experienced certain non-recurring moving expenses. The income from operations for Planet other than NEOS for the twelve months ended August 31, 2000 was approximately $ 499,000 as compared to an income (loss) from operations of approximately ($ 91,000) in the comparable period in the prior year, a $590,000 improvement.
This improvement is primarily due to the revenue from the sale of limited rights to certain masters as discussed above. The after-tax net loss of the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 21) for the twelve months ended August 31, 2000 was insignificant (approximately $21,000). However, the one-time after-tax gain from the sale of these subsidiaries for the twelve months ended August 31, 2000 was approximately $ 36,000.

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

         Cash and cash equivalents as of August 31, 2000 were $64,901 as compared to the prior year of $620,975, or a reduction of $556,074. This reduction was the result of the purchase of equipment, the pay-down of accounts payable and payments on debt. These outflows were partially offset by a decreased inventory level, collections of accounts receivable, two refunds of prior period asset purchases (via conversion to leases) as well as several non-cash items.

         Net cash flow provided by operating activities for the twelve month period ended August 31, 2000 was $230,053. The primary uses of cash were to pay-down accounts payable ($767,005), a drop in deferred revenue ($154,337) and the increase in marketable securities ($2,000,000). Inflows included a decrease in inventory ($1,422,657) and accounts receivable ($1,039,234) as well as non-cash items (i.e. depreciation, accrued expenses, etc).

         As of August 31, 2000, outstanding accounts receivable totaled $3,471,713. This amount is net of an allowance for bad debts of $354,660. By comparison, the consolidated accounts receivable balance as of August 31, 1999 was $5,242,898, net of an allowance of $617,143. Prior year accounts receivable included an amount due from a major customer ($368,138), Meijer Inc., that had stopped purchasing from the Company in January 1999. A lawsuit was initiated against this customer and the balance satisfied as the result of a settlement agreement (see Note 11).

         At August 31, 2000, inventory was $5,730,187 versus the prior year inventory of $7,152,844. The Company believes the decrease is normal due to decreased sales levels. NEOS accounts for its inventory on a first-in-first-out basis.

         At August 31, 2000, the Company's accounts payable and accrued expense balance was $6,954,090 versus the prior year balance of $7,639,421, primarily due to the timing of vendor payments.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement was recently increased to $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. NEOS was in technical default of the adjusted net worth covenant at August 31, 2000, which was waived by CFC. Specifically, working capital and adjusted net worth as of August 31, 2000 were $3,547,365 and ($51,639), respectively. As of August 31, 2000, NEOS had an aggregate of $5,297,988 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow used by investing activities for the twelve month period ended August 31, 2000 was $232,128. The primary cash outflow for the Company was the purchase of fixed assets totaling $1,446,720. Sources of cash included two refunds of prior period asset purchases ($685,000 from conversion to leases) and a building improvement loan ($525,000).

         Net cash flow used by financing activities for the twelve month period ended August 31, 2000 was $553,999. The primary uses of cash were the repayment of; long-term debt ($375,000), the CFC line of credit ($137,047) and capital lease obligations ($56,952).

         As of August 31, 2000, the Company had outstanding an aggregate of $3,275,444 in notes (including accrued interest of $362,291), and accrued salaries. Such amounts consist of:

(a)      $500,000 on the Gulf Coast Music, LLC (Gulf Coast) Note,
(b) $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition,
(c) $230,884 principal amount 9% demand note due to a privately held corporation owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company,
(d) $10,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
(e) $ 5,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
(f) Two notes due to a private lender - the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note,
(g) $15,000 principal amount 9% demand note to Whelan, Inc., a privately held corporation owned by Messrs. Arnone and Giakas,
(h)      Accrued officers' salaries of $738,564,
(i) $519,705 principal amount 9.5% leasehold improvement note due to the landlord of the NEOS Menands location.

         NEOS has several capital leases in the aggregate amount of $700,465 that are secured by the related equipment and fixtures.

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

YEAR 2000 ISSUES

         The Company converted its mainframe inventory and financial accounting computer software to Nxtrend's "Trend" system software package, replaced the majority of its computer hardware, and installed a new LAN network. These system upgrades and conversions were made primarily to improve productivity, efficiency, and competitiveness, but they have an ancillary benefit of achieving Year 2000 compliance. The aggregate cost of these upgrades and conversions was approximately $650,000. The Company was not able to separately quantify expenditures for Year 2000 compliance.

         The Company did not experience any interruption in service or problems with suppliers.

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


         In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee Issued Statement of Position No. 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 was effective in the Company's first quarter of the fiscal year ended August 31, 2000. The effect of the implementation of Statement did not have any significant impact on the Company.

         In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company will adopt the provisions of SAB No. 101 in the first quarter of fiscal 2001 and expects that its adoption will have no material impact on its financial position or results of operations.

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

         Name               Age        Position(s) Held
         ----               ---        ----------------

 John S. Arnone             43         President, Chief Executive Officer,
                                       Director

 Scott W. Stewart           42         Chief Financial Officer, Chairman of
                                       Audit Committee

 Louis J. DelSignore        62         Director, Planet Entertainment
                                       Corporation, Chairman, Northeast One
                                       Stop, Inc.

 Ronald J. Nicks            47         President, Chief Executive
                                       Officer, Northeast One Stop, Inc.

 Robert G. Thomas           57         Director

 Donald F. Maggi            41         Director



         The By-laws of the Company currently provide for a minimum of two (2) directors. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company's officers are appointed by the Board of Directors. A copy of the Company's Bylaws is available upon request.

         JOHN S. ARNONE is President, Chief Executive Officer and a Director of the Company, which positions he has held since June 1998. From October 1996 through June 1998, Mr. Arnone served as a Director and the Secretary of the Company. From 1992 through 1994, Mr. Arnone was president of Lancaster Leeds & Co., a private investment and merchant banking firm located in New York, New York, and managing director of Chapman, Spira & Carson, Inc., a private investment and merchant banking firm located in New York, New York. From 1994 through 1996, Mr. Arnone was president of J. W. Cabott & Co., Inc., a private investment firm, as well as president of Emerald City Capital Corp., a private investment firm. From March 1996 through January 1998, Mr. Arnone served as President of Whelan Securities, Inc., an NASD registered general securities broker dealer. Since January 1998 and continuing through the present, Mr. Arnone devotes most of his professional time to the business of the Company.

         SCOTT W. STEWART, C.P.A. is Chief Financial Officer of the Company. Mr. Stewart is a Certified Public Accountant with experience in the retail distribution and financial services industries. From 1985 through 1992, Mr. Stewart was a director of Kay-Bee Toy Stores heading up the financial reporting, inventory control and planning departments. Most recently, he was controller for Chicago Title and Trust's credit division. He received his accounting degree from Siena College and worked for Ernst & Young, CPA's in their Albany office. Mr. Stewart devotes his full professional time to the business of the Company.

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

         RONALD J. NICKS is President and Chief Executive Officer of the Company's subsidiary, NEOS. Mr. Nicks has been affiliated with NEOS since November 1997 and has served as its President since October 1998. From July 1996 through September 1998, Mr. Nicks was Senior Vice President of Alliance Entertainment Corporation ("Alliance"), and from January 1994 through July 1996 was Chief Executive Officer of Alliance's One Stop Group. From November 1990 through January 1994, Mr. Nicks was Vice President and General Manager of CD One Stop, where he oversaw all operations including sales and purchasing. From November 1988 through November 1990, Mr. Nicks was director of purchasing for CD One Stop, and from October 1974 through November 1988, was associated with Western Merchandisers, Inc. Mr. Nicks has significant experience in the wholesale distribution of recorded music. Mr. Nicks devotes his full professional time to the business of the Company.

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

ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the cash, accrued compensation, and warrants issued by the Company to each executive officer of the Company for the year ended December 31, 1997, for the eight months ended August 31, 1998 and the years ended August 31, 1999 and 2000.


Name of                  Principal                                   Other           Long Term       Total
Individual               Position           Year        Salary       Compensation    Compensation    Compensation
----------               --------           ----        ------       ------------    ------------   ------------

John S. Arnone           President, Chief   1997        $ 31,250     $3,359,493          -0-         $3,390,743
                         Executive
                         Officer, Director
                                            1998        $ 20,833     $       -0-         -0-         $   20,833
                                            1999        $125,000     $  573,875(1)       -0-         $  698,875
                                            2000        $137,500     $    6,109          -0-         $  140,609

Wallace M. Giakas        Chairman of the    1997        $ 31,250     $3,359,493          -0-         $3,390,743
Resigned 5/18/2000       Board, Secretary
                                            1998        $ 20,833     $       -0-         -0-         $   20,833
                                            1999        $125,000     $  573,875(1)       -0-         $  698,875
                                            2000        $100,372     $    6,109                      $  106,481

Joseph Venneri           Executive Vice     1997        $ 36,200     $3,359,493          -0-         $3,395,693
Resigned 2/28/2000       President,
                         Director
                                            1998        $ 20,833             -0-         -0-         $   20,833
                                            1999        $125,000             -0-         -0-         $  125,000
                                            2000        $ 68,748             -0-         -0-         $   68,748

Richard Bluestine        Executive Vice     1997        $ 18,750     $  537,519          -0-         $  556,269
Resigned 6/01/2000       President,
                         Chief Financial
                         Officer, Chair-
                         man of Audit
                         Committee
                                            1998        $ 12,500             -0-         -0-         $  12,500
                                            1999        $ 41,667             -0-         -0-         $  41,667
                                            2000        $ 41,668             -0-         -0-         $  41,668

Scott W. Stewart         Chief Financial    1999        $ N/A          N/A               N/A         $  N/A
                         Officer, Chair-    2000        $ 72,500     $       -0-         -0-         $  72,500
                         man of Audit
                         Committee

Louis J. DelSignore      Director           1998        $ N/A          N/A               N/A         $  N/A
                                            1999        $145,000     $       -0-(2)      -0-         $ 145,000
                                            2000        $ 52,000     $       -0-         -0-         $  52,000


Ron Nicks                Director           1998        $ N/A          N/A               N/A         $  N/A
Resigned from                               1999        $125,000     $ 25,000(3)         -0-         $ 150,000
BOD 4/04/2000                               2000        $150,000     $    -0-            -0-         $ 150,000

-----------------
(1) Includes options to purchase 125,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of five (5) years granted to Messrs. Arnone and Giakas as compensation in connection with the acquisition of Northeast One Stop, Inc. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

(2) Does not include options to purchase 250,000 shares of the Company's Common Stock exercisable at the lesser of $5.25 per share or the closing bid price for the Company's Common Stock at the time of Closing over a period of two (2) years as granted to Mr. DelSignore in connection with the acquisition of Northeast One Stop, Inc. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share. These options have since EXPIRED without being exercised.

(3) Does not include options to purchase 150,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of three (3) years from September 17, 1998 granted to Mr. Nicks, of which 75,000 vested upon execution of their executive compensation agreements with the Company on September 17, 1998, with the remaining options to vest over the term of the agreement. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share. These options were subsequently replaced with a stock award (see "4" below).

         EMPLOYMENT AGREEMENTS.

         Of the compensation set forth above, only a portion was paid in cash and the balance was accrued by the Company. As of August 31, 2000, the Company had accrued officers' salaries in the aggregate amount of $738,564.

         On January 29, 1997, the Board of Directors approved the employment agreements, effective January 1, 1997, for John S. Arnone. However, on March 24, 1998, the individual officers and directors of the Company agreed to waive, except with respect to the accrued amounts shown above, all other amounts due or owing pursuant to these employment agreements effective March 31, 1998. The Board did however retain certain incentive based compensation for the Board of Directors of the Company in the form of warrants which are convertible into 10 shares of Company's Common Stock at the price of $2.00 per share over a term of ten (10) years.

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

         In connection with the Company's acquisition of Northeast One Stop, Inc., the Company secured the continued employment of Louis J. DelSignore, the former sole shareholder of Northeast One Stop, Inc., for a one (1) year term ended August 31, 1999 at the rate of $145,000. Mr. DelSignore's agreement was extended for one year at an annualized salary of $52,000. Effective in December 2000, Mr. Delsignore has become a consultant to the company.

         In addition, the Company secured an employment and executive compensation agreement with Mr. Nicks for a term of three (3) years at the rate of $125,000 per year (subsequently increased to $150,000 per year) and options to acquire 150,000 shares of the Company's Common Stock at a price of $5.25 per share.

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

STOCK OPTION PLAN

         On October 1, 1996, the Company adopted a plan known as the Planet Entertainment Corporation Stock Plan (the "Plan") pursuant to which the Board of Directors shall issue awards, options and grants. Pursuant to the Plan, 1,000,000 shares of the Company's common stock have been reserved for issuance as awards. As of August 31, 2000 no awards, options, or grants have been issued.

OTHER COMPENSATION

         The Company provides basic health, major medical and life insurance for its employees, including its executive offices. In May 1999, the Company established a 401(k) profit sharing plan ("401(k) Plan") which covers all eligible employees. Under the terms of the 401(k) Plan, all employees who have attained the age of 21 years and have completed two months (60 days) of service are eligible to contribute to the Plan immediately. The 401(k) Plan provides for a matching contribution of 50% of the first 4% of the employee contribution. The Company's matching contribution for the year ended August 31, 2000 was $33,577. No other retirement, pension or similar programs have been adopted by the Company. These and other benefits may be adopted by the Company for its employees or the employees of its subsidiaries in the future.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 2,000 information regarding ownership of the Company's Common Stock, by each person known by the Company to be the beneficial owner of more than five (5%) percent of the Company's outstanding Common Stock, by each director, by certain related shareholders, and by all executive officers and directors of the Company as a group. All persons named below have sole voting and investment power over their shares except as otherwise noted.

Name of Beneficial Owner              Number of                    Percent of
or Identity of Group (1)              Shares Owned                 of Class (2)
------------------------              ------------                 ------------
John S. Arnone                        3,867,000   (1)(2)(3)*             25.2%
30 Penbrook Court                                 (4)
Shrewsbury, N.J. 07702

Wallace M. Giakas                     3,892,000   (1)(2)(3)              25.4%
4 Tall Oaks Ct.                                   (4)
Farmingdale, N.J. 07727

Joseph Venneri                        1,000,000   (6)                     6.5%
336 East Pleasant Grove Rd.
Jackson, N.J. 08527

Gulf Coast Music, Inc.                  644,000                           4.2%
c/o Jeffrey Kranzdorf
757 St. Charles Avenue
New Orleans, LA 70130

Louis J. DelSignore                      15,000   (4)*                    0.0%
7 Northway Lane
Latham, New York 10201

Ronald J. Nicks                         150,000   (5)                     1.0%
7 Northway Lane
Latham, New York 10201

Donald F Maggi                           15,000   (4)*                    0.0%
10 Verrazano Drive
Middletown, N.J. 07748

Robert Thomas                            15,000   (4)*                    0.0%
RR 3,  BOX 431
Millbrook, N.Y. 12545

All executive officers
and directors as a
Group (8 persons)                     4,212,000   (1)(2)(3)              26.5%
                                                  (4)(5)

----------------
*        Officers and/or Directors of the Company.

(1) Includes shares beneficially owned by that person, including that person's spouse, children, parents, siblings, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law. Messrs. Giakas, Venneri, and Arnone, disclaim beneficial ownership of 603,000, 200,000, and 653,000, respectively, owned by such related parties. Also includes all shares which may be acquired within 60 days through the exercise of outstanding options or warrants. See table under "Management" for offices and directorships held by the persons listed above.

(2) Also includes 100,000 warrants, each to purchase ten (10) shares of Common Stock issued by the Company to Wallace M. Giakas, John S. Arnone, and 16,000 warrants to purchase ten (10) shares of Common Stock issued to Richard Bluestine, which are exercisable for a period of ten (10) years from the date of issuance, or until January 29, 2007, at $20.00 per warrant, or the equivalent of $2.00 per share.

(3) Includes options to purchase 125,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of five (5) years granted to Messrs. Arnone and Giakas as compensation in connection with the acquisition of Northeast One Stop, Inc. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

(4) Includes options to purchase 15,000 shares of the Company's Common Stock, exercisable at $1.03 per share over a period of five (5) years granted to Messers. Arnone, Giakas, DelSignore, Thomas and Maggi as compensation for Board of Directors service. At the time these options were granted, the price of the Company's Stock was $1.03 per share.

(5) Does not include options to purchase 150,000 shares of the Company's Common Stock exercisable at $5.25 per share over a period of three (3) years from September 17, 1998 granted to Mr. Nicks, of which 75,000 vested upon execution of their executive compensation agreements with the Company on September 17, 1998, with the remaining options to vest over the term of the agreement. At the time these options were granted, the price of the Company's Common Stock was $5.25 per share.

(6) The Company believes that Mr. Venneri owns approximately 1,000,000 shares as of November 30, 2000.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, through its NEOS subsidiary, also leases approximately 41,000 sq. ft. from a company owned and controlled by Louis J. DelSignore, an officer and director of the Company for a term of five (5) years at the rate of $15,000 per month.

         Since the Company's inception, the Company has been highly dependent on loans from its principal shareholders, Messrs. Arnone and Giakas, and from others. As of August 31, 2000, the Company owed to Messrs. Arnone and Giakas in the aggregate $320,159 (which includes accrued interest of $59,275) representing the balance of funds owed to such persons (collectively, the "Insider Loans"). The Insider Loans are evidenced by nine (9%) percent demand promissory notes issued to Walextin, Inc. ("Walextin") and Whelan, Inc. ("Whelan"), both privately- held corporations owned and controlled by Messrs. Arnone and Giakas. Such loans are payable on demand and bear interest at rates ranging from nine (9%) to ten (10%) percent per annum. The Company also owes to Messrs. Arnone, Giakas an aggregate of $624,804 of accrued salaries. The Company also owes to Messrs. Bluestine (a former officer of the Company) an aggregate of $113,760 of accrued salaries. Because of the relationship between officers and directors of the Company and former officers, directors and beneficial owners of Walextin and Whelan, these transactions represent a conflict of interest to the Company's officers and directors.

         In September 1996, the Company entered into a production and distribution agreement with MMIC, to distribute the recordings and compilations under the label Century Records, and pursuant to which the Company was to receive compensation in the form of ten (10%) percent of the cash receipts, net of returns, of the production and distribution of ten compact diskettes, including six enhanced multi-media compact diskettes. Pursuant to the terms of the agreement, MMIC was required to pay directly or reimburse the Company for all production costs. A former officer of the Company and a principal shareholder, Joseph Venneri, is also a shareholder of MMIC, and Richard Bluestine, a former officer and director of the Company and a shareholder, is also a shareholder of MMIC and, from June 1995 through May 1997, was an officer and director of MMIC. In 1997, the Company recorded approximately $204,362 in revenues from MMIC, of which amount $180,615 was never collected. In fiscal 2000, this amount was written off as uncollectable.

         During the second quarter of fiscal 2000, the Company transferred 100% of its interests in three subsidiaries-Maestro Holding Corporation (Maestro), Al Alberts on Stage, Ltd. (Studio), and Higher Ground Records (Higher Ground) to a former officer and director, Joseph Venneri, in lieu of accrued salaries in the amount of $ 192,353 as of February 29, 2000 (the "Venneri agreement"). As a result of this transaction, the employment agreement with this individual was terminated and outstanding warrants to purchase 1,000,000 shares of the Company's common stock were cancelled.

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

             11       Statement regarding Computation of Per Share Earnings

             27       Financial Data Schedule

    (b)      Reports on Form 8-K

         During the quarter ended August 31, 1999 the Company filed a Current Report on Form 8-K dated August 13, 1999 to request the dismissal of its previous independent accounting firm, A. J. Robbins, P.C., and the engagement of its current independent accounting firm, Lazar Levine & Felix, LLP.

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


                                                PLANET ENTERTAINMENT CORPORATION


Date: December 14, 2000                         By: /s/ JOHN S. ARNONE
                                                   -----------------------------
                                                   Name:  John S. Arnone
                                                   Title: President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                        Name and Title                        Date
---------                        --------------                        ----

/s/ JOHN S. ARNONE               John S. Arnone,                       12/14/00
--------------------------       President, Chief Executive Officer,
                                 Director

/s/ SCOTT W. STEWART             Scott W. Stewart                      12/14/00
--------------------------       Chief Financial Officer


/s/ LOUIS J. DELSIGNORE          Louis J. DelSignore,                  12/14/00
--------------------------       Director


--------------------------       Robert G. Thomas,
                                 Director


--------------------------       Donald F. Maggi,
                                 Director

                          INDEX TO FINANCIAL STATEMENTS

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES


                                                                        Page(s)
                                                                        -------
Financial Statements:

     Independent Auditors' Report                                        F-2

     Consolidated Balance Sheets                                         F-3

     Consolidated Statements of Operations                               F-5

     Consolidated Statements of Comprehensive Income (Loss)              F-6

     Consolidated Statements of Stockholders' Equity                     F-7

     Consolidated Statements of Cash Flows                               F-9

     Notes to Consolidated Financial Statements                          F-11

Exhibit 11                                                               F-34

Exhibit 27                                                               F-35

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Planet Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Planet Entertainment Corporation and subsidiaries as of August 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Planet Entertainment Corporation and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   -----------------------------
                                                   LAZAR LEVINE & FELIX LLP

New York, New York
November 1, 2000  Except as:
to Note 8, which is dated December 14, 2000.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               - ASSETS (NOTE 8) -


                                                                    AUGUST 31,    August 31,
                                                                   -----------   -----------
                                                                       2000          1999
CURRENT ASSETS:
     Cash and cash equivalents                                     $    64,901   $   620,975
     Accounts receivable, net of allowance for doubtful accounts of $354,660 and $617,143 for 2000 and 1999,
         respectively (Notes 8 and 14 )                              3,471,713     5,062,283
     Accounts receivable, net - related party (Notes 3 and 17)              --       180,615
     Inventories (Notes 8 and14)                                     5,730,187     7,152,844
     Marketable securities - available for sale                        609,224     1,274,272
     Prepaid expenses and other current assets                         157,633       197,065
     Note receivable - legal settlement  (Note 11)                     250,000            --
     Note receivable - related party (Note 4)                           70,000       100,000
     Deferred income taxes (Note 13)                                 1,050,000       244,000
     Net assets of discontinued operations (Note 21)                        --       113,510
                                                                   -----------   -----------

TOTAL CURRENT ASSETS                                                11,403,658    14,945,564
                                                                   -----------   -----------


PROPERTY AND EQUIPMENT - NET (NOTES 5, 9 AND 10)                     2,372,148     1,265,369
                                                                   -----------   -----------


OTHER ASSETS:
     Record masters - net (Note 6)                                   6,440,957     6,566,037
     Goodwill - net                                                  4,364,692     4,479,564
     Investment in joint ventures (Notes 2 and 17)                       9,000         9,000
     Organization costs - net                                               --        27,500
     Security deposits and other assets                                145,291       123,633
                                                                   -----------   -----------

                                                                    10,959,940    11,205,734
                                                                   -----------   -----------


                                                                   $24,735,746   $27,416,667
                                                                   ===========   ===========

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    - LIABILITIES AND STOCKHOLDERS' EQUITY -


                                                                                AUGUST 31,      August 31,
                                                                                   2000            1999
                                                                               ------------    ------------
CURRENT LIABILITIES:
     Accounts payable (Note 14)                                                $  6,830,529    $  7,399,038
     Accrued expenses and other current liabilities                                 123,561         240,383
     Accrued interest expense - related parties                                     362,291         239,312
     Deferred revenue (Note 7)                                                       57,207         211,544
     Due to stockholders (Note 17)                                                  245,884         230,884
     Note payable - related party (Note 12)                                       1,144,000         869,000
     Accrued officers' salaries                                                     738,564         539,859
     Current portion of capital lease obligations (Note 10)                         292,735          58,072
     Current portion of notes payable (Note 9)                                       33,586          19,456
                                                                               ------------    ------------

TOTAL CURRENT LIABILITIES                                                         9,828,357       9,807,548
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit (Note 8)                                       5,297,988       5,435,035
     Note payable - related party - net of current portion (Note 12)                250,000         900,000
     Notes payable - net of current portion (Note 9)                                486,119          49,701
     Capital lease obligations - net of current portion (Note 10)                   407,730           9,050
     Deferred income taxes (Note 13)                                                304,000         144,000
                                                                               ------------    ------------

                  TOTAL LONG-TERM LIABILITIES                                     6,745,837       6,537,786
                                                                               ------------    ------------

TOTAL LIABILITIES                                                                16,574,194      16,345,334
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 14, 15 AND 20)

STOCKHOLDERS' EQUITY (NOTES 16 AND 18):
     Convertible preferred stock, stated value $10,000 per share; 10,000,000 shares authorized; 455 and 465 shares issued and outstanding at
       August 31, 2000 and 1999, respectively                                     4,550,000       4,650,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,434,495 and 12,147,803 shares issued and outstanding
       at August 31, 2000 and 1999, respectively  (Notes 12 and 19)                  12,435          12,148
     Additional paid-in capital                                                  11,690,656      11,513,499
     Accumulated deficit                                                         (5,200,763)     (4,878,586)
     Other comprehensive income (loss)                                           (2,890,776)       (225,728)
                                                                               ------------    ------------

                                                                                  8,161,552      11,071,333
                                                                               ------------    ------------

                                                                               $ 24,735,746    $ 27,416,667
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                                           2000            1999
                                                                       ------------    ------------
REVENUES:
   Net sales (Note 14)                                                 $ 30,308,380    $ 43,719,376
   Royalties                                                                118,237           5,288
                                                                       ------------    ------------

TOTAL REVENUES                                                           30,426,617      43,724,664
                                                                       ------------    ------------

COSTS AND EXPENSES:
   Cost of sales (Note 14)                                               24,869,517      35,621,952
   Selling, general and administrative costs                              4,685,134       6,588,843
   Depreciation and amortization                                            637,963         497,816
   Interest expense                                                         595,544         421,311
   Interest expense, related party                                          122,979         112,670
   Bad debt expense                                                         481,951           9,699
                                                                       ------------    ------------

TOTAL COSTS AND EXPENSES                                                 31,393,088      43,252,291
                                                                       ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                              (966,471)        472,373

OTHER INCOME:
   Interest and dividend income                                                 300          41,942
                                                                       ------------    ------------

INCOME (LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES                                                        (966,171)        514,315

   Provision (credit) for income taxes (Note 13)                           (639,612)         39,382
                                                                       ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                   (326,559)        474,933
                                                                       ------------    ------------

DISCONTINUED OPERATIONS:  (Note 21)
    (Loss) from discontinued operations (net of an
         income tax benefit of $ 3,400 and $ 73,500 for the years
         ended August 31, 2000 and 1999, respectively)                      (20,526)       (196,471)
    Gain on disposal of discontinued operations (net of income taxes
        of $ 5,800 for the year ended August 31, 2000)                       35,777              --
                                                                       ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                   15,251        (196,471)
                                                                       ------------    ------------

NET INCOME (LOSS)                                                      $   (311,308)   $    278,462
                                                                       ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC & DILUTED
    Income (Loss) from Continuing Operations                           $       (.05)   $        .01
    Income (Loss) from Discontinued Operations                                    *            (.02)
    Gain on Disposal of Discontinued Operations                                   *              --
                                                                       ------------    ------------

 BASIC & DILUTED Earnings Per Share-Total                              $       (.05)   $       (.01)
                                                                       ============    ============


 *LESS THEN $(.01) PER SHARE

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


                                                       2000            1999
                                                   ------------    ------------


NET INCOME (LOSS)                                  $   (311,308)   $    278,462

Unrealized loss in investment in securities
   available for sale                                (2,665,048)       (225,728)
                                                   ------------    ------------

COMPREHENSIVE NET INCOME (LOSS)                    $ (2,976,356)   $     52,734
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                             Other
                                      Preferred Stock          Common Stock       Additional              Comprehensive
                                    ------------------   ----------------------    Paid-In    Accumulated    Income
                                     Shares    Amount       Shares     Amount      Capital      Deficit      (Loss)        Total
                                    ------- ----------   ----------  ----------  -----------  -----------  ----------  -----------
BALANCES, AUGUST 31, 1998             500   $5,000,000   11,976,055  $   11,976  $ 9,286,053  $(5,128,513) $        --  $ 9,169,516
Options granted to the former
owner of NEOS in connection
with acquisition                       --           --           --          --      814,000           --           --      814,000
Options granted for services
rendered in connection with
the acquisition of NEOS                --           --           --          --    1,147,750           --           --    1,147,750
Excess cash received from sale
of common stock in litigation
settlement                             --           --           --          --       17,627           --           --       17,627
Offering costs from sale of stock      --           --           --          --     (130,294)          --           --     (130,294)
Conversion of 35 preferred
shares to common                      (35)    (350,000)     158,768         159      349,841           --           --           --
Dividend on 35 preferred shares        --           --       12,980          13       28,522      (28,535)          --           --
Change in unrealized loss on
investment in securities
available for sale                     --           --           --          --           --           --     (225,728)    (225,728)
Net income for the period              --           --           --          --           --      278,462           --      278,462
                                    ------- ----------   ----------  ----------  -----------  -----------  -----------  -----------

BALANCES, AUGUST 31, 1999             465   $4,650,000   12,147,803  $   12,148  $11,513,499  $(4,878,586) $  (225,728) $11,071,333
                                    ======= ==========   ==========  ==========  ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                             Other
                                      Preferred Stock          Common Stock       Additional              Comprehensive
                                    ------------------   ----------------------    Paid-In    Accumulated    Income
                                     Shares    Amount       Shares     Amount      Capital      Deficit      (Loss)        Total
                                    ------- ----------   ----------  ----------  -----------  -----------  -----------  -----------
BALANCES, AUGUST 31, 1999             465   $4,650,000   12,147,803  $   12,148   11,513,499  $(4,878,586) $  (225,728) $11,071,333
Issuance of common stock for
    services rendered                  --           --      107,000         107       66,468           --           --       66,575
Conversion of 10 preferred shares
    to common stock                   (10)    (100,000)     162,075         162       99,838           --           --           --
Dividend on 10 preferred shares                              17,617          18       10,851      (10,869)          --           --
Change in unrealized loss on
    Investments in securities
    available for sale                 --           --           --          --           --           --   (2,665,048)  (2,665,048)
Net loss for the period                --           --           --          --           --     (311,308)          --     (311,308)
                                    ------- ----------   ----------  ----------  -----------  -----------  -----------  -----------
BALANCES, AUGUST 31, 2000             455   $4,550,000   12,434,495  $   12,435  $11,690,656  $(5,200,763) $(2,890,776) $ 8,161,552
                                    ======= ==========   ==========  ==========  ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                                         2000           1999
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                 $  (311,308)   $   278,462
   Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
     Bad debt expense                                                    481,951         19,661
     Depreciation and amortization                                       653,233        527,845
     Stock issued for services rendered                                   66,368             --
      Gain on disposal of discontinued operations,                       (42,754)            --
          plus cash included in the sale
     Deferred income taxes                                              (646,000)       (74,600)
     Marketable securities received for sale of non-exclusive
       rights to masters                                              (2,000,000)    (1,500,000)
     Changes in:
       Accounts receivable                                             1,039,234        223,477
       Accounts receivable, related party                                     --         95,843
       Prepaid expenses and other current assets                          43,134         72,485
       Inventory                                                       1,422,657       (316,505)
       Accounts payable and accrued expenses                            (767,005)      (368,401)
       Accrued interest expense, related party                           122,979        (36,306)
       Deferred revenue                                                 (154,337)      (151,356)
       Accrued officers' salary                                          321,901        398,392
                                                                     -----------    -----------

       Cash flows provided (used) by operating activities                230,053       (831,003)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of NEOS net of cash acquired                                    --     (1,627,416)
     Purchase of fixed assets                                         (1,446,720)      (995,149)
     Repayments on note receivable                                        30,000        (58,776)
     Investment in joint venture                                              --         (9,000)
       Building improvement note                                         525,000             --
       Refund of prior period fixed asset purchase                       685,000             --
     Deposit on leased equipment                                         (25,408)      (105,462)
                                                                     -----------    -----------

       Cash flows (used) by investing activities                        (232,128)    (2,795,803)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to employees                                                  --        (75,000)
     Advances (repayments) from (to) stockholders                         15,000        (70,000)
     Proceeds from note payable                                               --         32,606
     Proceeds from note payable, related party                                --         25,000
     Proceeds from issuance of preferred/common stock                         --         17,627
     Stock issuance costs                                                     --       (130,294)
     Proceeds (repayments) from (to) note payable - line of credit      (137,047)     1,264,639
     Repayment of long-term debt, related party                         (375,000)      (500,000)
     Payment of capitalized lease obligations                            (56,952)      (166,959)
                                                                     -----------    -----------

       Cash flows (used) provided by financing activities               (553,999)       397,619
                                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (556,074)    (3,229,187)

CASH AND CASH EQUIVALENTS, beginning of year                             620,975      3,850,162
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                               $    64,901    $   620,975
                                                                     ===========    ===========

CASH PAID FOR INTEREST EXPENSE                                       $   595,544    $   421,311
                                                                     ===========    ===========

CASH PAID FOR INCOME TAXES                                           $    49,219    $   263,163
                                                                     ===========    ===========

                                      F-9

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS FOR NONCASH INVESTING AND FINANCING ACTIVITIES:

For the year ended August 31, 2000:

Capitalized lease obligations totaling $685,000 were incurred during the year ended August 31, 2000 when the Company entered into various leases, primarily for warehousing equipment. This equipment had previously been purchased for cash.

The holder of the preferred stock converted 10 shares (valued at $100,000) plus unpaid dividends aggregating $10,869 into 179,692 shares of the Company's common stock.

The Company transferred 100% of its interests in three subsidiaries to a former officer and director in the month of February 2000 (see Note 21).

The Company issued a total of 107,000 shares of common stock to an attorney and an employee in lieu of certain outstanding obligations totaling $66,575.

In November 1999, the Company transferred ownership of two vehicles, one each, to two major shareholders, one a current and the other a former officer and director, in lieu of accrued compensation.


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

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


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

ACQUISITION OF MASTERS
a) In July 1996, the Company issued 3,060,000 shares of common stock to acquire exclusive rights to 5,000 master recordings, publishing rights to 300 songs and a recording studio located in New Jersey from a related party. The master recordings acquired were not recorded in the financial statements since the predecessor's costs could not be determined. In February 2000, all of these assets were transferred to the previous owner, a former officer and director of the Company (see Note 21). However, Planet retained all rights to exploit the masters for perpetuity in all formats for all territories.

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

ACQUISITION OF NORTHEAST ONE STOP, INC.

On September 1, 1998 the Company acquired all of the issued and outstanding capital stock of Northeast One Stop, Inc. ("NEOS") a record and entertainment products distribution company (See Note 19). Upon acquisition of NEOS, the Company now derives the majority of its revenues' from the wholesale distribution of music products and accessories.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED):

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; namely Northeast One Stop, Inc. as well as the applicable periods for three subsidiaries transferred to a former officer and director of the Company in February 2000 (Higher Ground Records, Maestro Holding Corporation, and Al Alberts On Stage, Ltd.- see Note 21) which are retroactively reflected as net assets of discontinued operations. All significant intercompany balances and transactions have been eliminated.

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

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


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

RESERVE FOR POTENTIAL DISPUTES CONCERNING RECORD MASTERS

Upon attaining $100,000 in product sales from the exploitation of record masters, management has decided that a reserve will be placed in escrow equal to 5% of the net sales from all such exploitation. The level of reserve will be subject to periodic review by management of the Company. This reserve is established to provide for potential costs associated with the settlement of potential disputes. There is no balance in the reserve account at both August 31, 2000 and 1999.

RECORD MASTERS

Record masters consist of recordings of various types of music used to enhance, market and produce new recordings to be licensed and marketed by the Company.

Amortization of record masters is computed based on the ratio that current years' revenues will bear to anticipated total gross revenues over the estimated life of the record master (generally 5-10 years). Amortization expense charged to operations for the years ended August 31, 2000 and 1999 amounted to $125,080 and $58,963, respectively. Accumulated amortization at August 31, 2000 and 1999 amounted to $184,043 and $58,963, respectively.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED):

INVENTORIES

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first in, first out basis) or market. NEOS has a full right of return for most products it distributes and as such, titles which experience a decline in popularity are generally returned to distributors and removed from its catalogs. NEOS's business requires that they maintain one or two copies of less popular titles so that they can function as a one-stop distributor for its customers. The carrying values of these copies are reduced accordingly.

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

No adjustment to the carrying value of the assets has been made for the years ended August 31, 2000 and 1999.

ORGANIZATION COSTS

Prior to adopting Accounting Standards Committee Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities, organization costs were amortized over five years. For years beginning after December 15, 1998, all start up costs are required to be expensed as incurred.

Amortization expense for the years ended August 31, 2000 and 1999 was $27,500 and $15,000, respectively.

GOODWILL

Costs in excess of net assets acquired (see Note 19) are being amortized on a straight-line basis over ten to forty years. Amortization expense for the years ended August 31, 2000 and 1999 was $92,207 and $123,359, respectively. As of August 31, 2000 and 1999, accumulated amortization of goodwill aggregated $229,732 and $137,525, respectively.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED):

INCOME TAXES

The Company utilizes SFAS 109, "Accounting for Income Taxes" which requires use of the asset and liability approach of providing for income taxes. This statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At August 31, 2000 and 1999, the carrying value of cash, accounts receivable, accounts payable, accrued expenses and due to stockholders, approximate fair value because of the short term maturity of these items.

The carrying amount of long-term debt also approximates fair value since the interest rates on these loans approximate market interest rates.

EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

At August 31, 2000 and 1999, 455 and 465 shares of convertible preferred stock, respectively, which were convertible into 7,310,832 and 1,621,328 common shares respectively, were outstanding. All of these potential common shares were excluded from the computation of EPS because their inclusion would have had an antidilutive effect on EPS. Also various exercisable stock options were excluded from the diluted EPS because the options exercise prices were greater than the average market price of the common shares.

AMORTIZATION OF OTHER INTANGIBLE ASSETS

Deferred financing costs, which are included in other assets and which are comprised of commitment fees and other expenses associated with obtaining financing, are being amortized on a straight-line basis over the respective terms of the notes. Amortization expense for the years ended August 31, 2000 and 1999 amounted to $4,167 and $6,370, respectively. Accumulated amortization at August 31, 2000 and 1999, aggregated $10,537 and $6,370, respectively.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


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

ADVERTISING AND PROMOTION COSTS

Advertising and promotion costs, which are included in the cost of sales, are expensed as incurred. For the years ended August 31, 2000 and 1999, such costs aggregated $149,256 and $685,132, respectively.

MARKETABLE SECURITIES

At August 31, 2000 and 1999, marketable securities have been categorized as available for sale and, as a result, are stated at fair value in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in stockholders' equity as other comprehensive income (loss).

COMPREHENSIVE INCOME

In 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established new rules for the reporting and display of comprehensive income and its components. As such, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED):

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting on operating segments (see Note 22).

RECENT PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company will adopt the provisions of SAB No. 101 in the first quarter of fiscal 2001 and expects that its adoption will have no material impact on its financial position or results of operations.


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

NEW MILLENNIUM COMMUNICATIONS, LTD.

On May 18, 1998, the Company entered into an agreement with New Millennium Communications, Ltd. to form a joint venture operating under the name Planet Entertainment Europe, Ltd. concerning the licensing and distribution of master recordings owned by the Company. According to the terms of the agreement, Planet Entertainment Europe, Ltd. has the non-exclusive right to market, reproduce and distribute all subject master recordings for a term of 99 years, with each party to the joint venture to recover their respective costs and to distribute any resultant profits on an equal basis. As of August 2000, the Company has contributed 64 compilations of its master recordings to the joint venture, and distribution is expected to begin immediately. To date, however, the Company has received no royalties, and has recorded no revenue or income as a result of this agreement.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 2  -  PRODUCTION AND DISTRIBUTION AGREEMENTS (CONTINUED):

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

RENAISSANCE RECORDS INC.

In March 1999, the Company entered into an agreement with Renaissance Records, Inc. to form a joint venture operating under the name Planet Nashville, LLC ("Planet Nashville"). Planet Nashville, which is owned equally by both parties, is authorized to distribute and sell recordings derived from the Company's masters. All revenue and expenses of the joint venture will be shared equally by both parties. For the years ended August 31, 2000 and 1999, the Company has not recorded any income in connection with this agreement.

The Company is a party to several other joint venture agreements which at August 31, 2000 are deemed to be immaterial.


NOTE 3  -  ACCOUNTS RECEIVABLE - RELATED PARTY:

Accounts receivable - related party represented amounts due from Multi-Media Industries Corporation ("MMIC"). Two major shareholders and former officers of the Company are also shareholders of MMIC. In 1996, the Company entered into a production and distribution agreement as well as a related joint venture with MMIC. In 1997, the Company recorded $204,362 in revenues from MMIC, of which $180,615 remained uncollected as of August 31, 1999. In fiscal 2000, this amount was determined to be uncollectable and was fully provided for (See Notes 12 and 17 additional related party disclosures).


NOTE 4  -  NOTE RECEIVABLE - RELATED PARTY:

Installment note receivable from a related party, Renaissance Records, Inc., aggregated $70,000 and $100,000, respectively, at August 31, 2000 and 1999 with interest at 6% per annum from inception through August 1, 1999 and 12% per annum thereafter. This note is secured by accounts receivable of Renaissance Records Inc. (See also Note 2.)


NOTE 5  -  PROPERTY AND EQUIPMENT:

Property and equipment which is reflected at cost, consists of the following:

                                                        AUGUST 31,    August 31,
                                                           2000          1999
                                                        ----------    ----------

Computer and other equipment                            $2,258,955    $1,480,982
Leasehold improvements                                     673,672        29,778
Warehouse and office equipment                           1,327,833     1,197,785
Furniture and fixtures                                     145,079       116,202
Rack jobbing fixtures                                      143,603       143,603
Vehicles (Note 9)                                            8,025       142,097
                                                        ----------    ----------
                                                         4,557,167     3,110,447
Less: accumulated depreciation and amortization          2,185,019     1,845,078
                                                        ----------    ----------
                                                        $2,372,148    $1,265,369
                                                        ==========    ==========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 6  -  RECORD MASTERS:

Record Masters at August 31, 2000 and 1999 consist of the following:

                                                           2000          1999
                                                        ----------    ----------

Cost                                                    $6,625,000    $6,625,000
Less: accumulated amortization                             184,043        58,963
                                                        ----------    ----------
                                                        $6,440,957    $6,566,037
                                                        ==========    ==========
See also Note 1.


NOTE 7  -  DEFERRED REVENUE:

On July 8, 1997, the Company entered into an agreement granting Nippon Columbia Company, Ltd. ("NCC") and its subsidiaries, the right to produce and distribute music CD's and video tapes in Japan, Hong Kong, Taiwan and Singapore. The agreement was for a term of one year and four months, commencing September 1, 1997, and was extended on a quarterly basis by the Company provided NCC makes certain minimum payments and purchases during the term of the agreement. The Company recognized royalty revenue of $1 per sale of each compact disc licensed to NCC. In January 2000, Nippon and the Company terminated the agreement and released each other from any claims and obligations.

The Company has received a $150,000 advance under the agreement mentioned above, which was recorded as deferred revenue. For the years ended August 31, 2000 and 1999, $118,226 and $5,288, respectively, were earned under the agreement. At August 31, 2000 and 1999, the balance of deferred revenues aggregates $ -0- and $118,226, respectively.

In addition to the above, at August 31, 2000 and 1999, the balance of deferred advertising revenues for advances received from NEOS's suppliers aggregated $57,207 and $93,307, respectively.


NOTE 8  -  NOTES PAYABLE AND LINE OF CREDIT:

In April 1999, NEOS entered into a new working capital line of credit and an equipment line of credit with a financial institution, which provides for maximum borrowings of $8,500,000 and $1,500,000, respectively. The two lines of credit are payable in April 2002. Both lines of credit bear interest at prime plus 1% per annum and are secured by all the assets of NEOS and the guaranty of Planet. Direct borrowings under the working capital line, which is based on eligible accounts receivable and inventory as defined in the agreement, was $5,297,988 and $5,435,035 at August 31, 2000 and 1999, respectively. Both lines also contain various financial covenants. The Company was in technical default of one financial covenant at August 31, 2000 which the financial institution agreed to waive in an amendment dated December 14, 2000. The Company is currently negotiating the terms of this amendment. There was no borrowing under the equipment line of credit at both August 31, 2000 and 1999.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE  9   -     NOTES PAYABLE:
                                                                     AT AUGUST 31, At August 31,
                                                                         2000          1999
                                                                      ----------    ----------
Newbuilding leasehold improvement loan payable in monthly
   installments aggregating $6,794, including interest at 9.5%
   per annum, maturing in March 2005(i)                               $  519,705            --

Two auto loans payable in monthly installments aggregating $1,999, including interest at 7.25% and 7.75% per annum, secured by
   autos and maturing in November 2003(ii)                                    --        69,157
                                                                      ----------    ----------

Totals                                                                   519,705        69,157
Less current maturities                                                   33,586        19,456
                                                                      ----------    ----------

                                                                      $  486,119    $   49,701
                                                                      ==========    ==========

(i) The new building improvement loan is for $525,000 plus interest at 9.5% per annum and is being repaid over a ten year period with annual payments of $81,520. However, if the Company does not exercise its first five year lease extension, the entire unamortized balance will become due upon the expiration of the initial five year lease period.

(ii) In October 1999, the Company transferred ownership of the two vehicles and the outstanding loans to two major shareholders, one an officer and the other a former officer of the Company in lieu of accrued compensation. The Company agreed to continue to make the required monthly payments on behalf of the two shareholders until the respective loans are paid in full.


NOTE 10 -  CAPITALIZED LEASE OBLIGATIONS:

The Company leases various equipment under capitalized leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated useful lives. Depreciation expense of assets under capital leases is included in depreciation expense for the years ended August 31, 2000 and 1999 and amounted to $220,683 and $68,831, respectively.

At August 31, 2000 and 1999 assets under capital leases are as follows:

                                                    2000          1999
                                                 ----------    ----------
Computer and other equipment                     $  879,425    $  103,609
Leasehold improvements                               17,113        17,113
Warehouse and office equipment                      177,535       139,366
Furniture and fixtures                                6,783         6,783
Rack jobbing fixtures                                66,923        66,923
                                                 ----------    ----------
                                                  1,147,779       333,794
Less: accumulated depreciation                      339,174       118,491
                                                 ----------    ----------
                                                 $  808,605    $  215,303
                                                 ==========    ==========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

NOTE 10 - CAPITALIZED LEASE OBLIGATIONS (CONTINUED):

Minimum annual future lease payments under the capital leases as of August 31, 2000 and in the aggregate are:

Fiscal year ending August 31, 2001                         $   347,204
Fiscal year ending August 31, 2002                             336,257
Fiscal year ending August 31, 2003                              96,944
                                                           -----------
Total minimum lease payments                                   780,405
Less amount representing interest                               79,940
                                                           -----------
Present value of net minimum lease payments
   with interest at approximately 11%-26%                      700,465
Less current portion                                           292,735
                                                           -----------

Long-term portion                                          $   407,730
                                                           ===========


NOTE 11 -  LEGAL SETTLEMENT:

In July 1999, the Company initiated a lawsuit against a former major customer Meijer, Inc. ("Meijer") (See Note 14) and Summit United Service, LLC ("Summit United") to recover uncollected amounts due. In this lawsuit, the Company alleged that Meijer and Summit United were liable to the Company for certain display rack fixtures that were supplied to Meijer in order to merchandise and sell music and music related products. The net book value of the display rack fixtures at issue in the lawsuit was approximately $200,000. In addition, the Company sued for reasonable rental value of the display rack fixtures, advertising credits in the amount of $67,379, a new store allowance credit in the amount of $171,041 and improper deductions for returned product in the amount of $300,644. During the year ended August 31, 2000, a settlement agreement was reached for a total of $500,000 with a $250,000 payment received immediately and the balance over 10 months with interest at 5% per annum.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 12 -  NOTES PAYABLE - RELATED PARTIES:

Notes payable-related parties consists of the following:

                                                                  August 31,
                                                          -------------------------
                                                              2000          1999
                                                          -----------   -----------
Unsecured note payable to Gulf Coast Music, LLC, a
stockholder of the Company, due September 2001,
with interest at 9.75% per annum. Payments of $250,000
principal plus interest are due annually beginning
September 1997 (i)                                        $   500,000   $   500,000

Unsecured note payable to Briolette Investments
 Limited, a stockholder of the Company, due September
2000, with interest at 9% per annum. Interest payments
were due quarterly beginning December 1999 (ii)               400,000       400,000

Unsecured demand note payable to Briolette Investments
Limited, a stockholder of the Company, interest due
January 1999, with interest at 9% per annum (ii)              150,000       150,000

Note payable to former stockholder of NEOS in the
original amount of $750,000, as partial payment for
the acquisition of NEOS on September 1, 1998. This note
was payable in two installments of $375,000 in February
1999 and August 1999. As of August 31, 2000, this note
was paid in full                                                  -0-       375,000

Unsecured demand note payable to former stockholder of
NEOS with interest at 9% per annum                            344,000       344,000
                                                          -----------   -----------
Total                                                       1,394,000     1,769,000
Less current portion                                        1,144,000       869,000
                                                          -----------   -----------

Long-term portion                                         $   250,000   $   900,000
                                                          ===========   ===========

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

(ii) The note holder waived the required interest and principal payments but interest continues to accrue.

At August 31, 2000, the annual scheduled principal payments of long-term debt are $1,144,000 and $250,000 for the next two years, respectively.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 13 -  INCOME TAXES:

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows:

                                            AUGUST 31, 2000     August 31, 1999
                                             ------------        ------------
Deferred tax assets:
   Accrued interest                          $    145,000        $     96,000
   Accrued officers' salary                       295,000             216,000
   Inventory capitalization                        37,000              36,000
   Allowance for doubtful accounts                146,000              57,000
   Other                                           87,000               4,000
   Net operating loss carry forwards              603,000             211,000
                                             ------------        ------------

      Gross deferred tax assets                 1,313,000             620,000
   Valuation allowance                           (263,000)           (376,000)
                                             ------------        ------------

      Total deferred tax assets              $  1,050,000        $    244,000
                                             ============        ============
Deferred tax liabilities:
   Goodwill                                  $    153,000        $     77,000
   Property and equipment                         151,000              67,000
                                             ------------        ------------
      Total deferred tax liabilities         $    304,000        $    144,000
                                             ============        ============

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 13 -  INCOME TAXES (CONTINUED):

The Company has net operating loss carryovers of approximately $1,600,000 which expire during 2013 and 2014. The Company is providing a valuation allowance in connection with deferred tax assets based upon an estimate of the assets considered realizable in future periods. This allowance will be evaluated at the end of each year considering both positive and negative evidence concerning the realizability of the assets, and will be increased or decreased accordingly.

The provision (benefit) for income taxes is comprised of the following:

                                                 FOR THE YEAR    For the Year
                                               ENDED AUGUST 31, Ended August 31,
                                                    2000             1999
                                                 -----------     -----------

CURRENT:
   Federal                                       $        --     $        --
   State                                                  --          40,482
                                                 -----------     -----------
     Total current provision                              --          40,482
                                                 -----------     -----------

DEFERRED:
   Federal                                          (559,660)        (65,275)
   State                                             (79,952)         (9,325)
                                                 -----------     -----------

     Total deferred income taxes (benefit)          (639,612)        (74,600)
                                                 -----------     -----------
     Total provision (benefit) for income taxes  $  (639,612)    $   (34,118)
                                                 ===========     ===========

The following is a reconciliation of the maximum statutory federal tax rate to the Company's effective tax rate:

                                                 FOR THE YEAR    For the Year
                                               ENDED AUGUST 31, Ended August 31,
                                                    2000             1999
                                                 -----------     -----------

Statutory rate                                         35%             35%
State and local taxes                                   5%              5%
Tax benefit of timing differences                     (92%)           (54%)
                                                 -----------     -----------
Effective tax rate                                    (52%)           (14%)
                                                 ===========     ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 14 -  ECONOMIC DEPENDENCY:

For the year ended August 31, 2000 there were no customers whose sales were in excess of 10% of consolidated net sales.

For the year ended August 31, 1999, sales to one customer were in excess of 10% of net sales and amounted to approximately $9,460,000. At August 31, 1999, the amount due from this customer aggregated approximately $368,000. In fiscal 2000, the receivable balance was recovered as part of the settlement of a lawsuit the Company had initiated against this customer (see Note 11).

For the year ended August 31, 2000, purchases from four vendors were in excess of 10% of net purchases and amounted to $8,379,000, $4,129,000, $3,933,000 and
$3,029,000, respectively. At August 31, 2000, accounts payable to these vendors aggregated approximately $2,007,000, $777,000, $1,373,000 and $664,000, respectively.

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


NOTE 15 -  PROFIT SHARING PLAN:

In May 1999, the Company established a 401(k) profit sharing plan, ("401(k) Plan") which covers all eligible employees. Under the terms of the 401(k) Plan, all employees who have attained the age of 21 years and have completed 60 days of service are eligible to contribute to the Plan immediately. The 401(k) Plan provides for a matching contribution of 50% of the first 4% of the employee contribution. The Company's matching contribution for the years ended August 31, 2000 and 1999 was $33,577 and $12,011, respectively.


NOTE 16 -  STOCK OPTIONS AND WARRANTS:

On October 1, 1996, the Company adopted a plan known as the Planet Entertainment Corporation Stock Plan (the "Plan") pursuant to which the Board of Directors shall issue awards, options and grants. Pursuant to the Plan, 1,000,000 shares of the Company's common stock have been reserved for issuance as awards. As of August 31, 2000 no awards, options or grants have been issued.

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

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 16 -  STOCK OPTIONS AND WARRANTS (CONTINUED):

On January 29, 1997, 316,000 warrants were issued to certain officers and directors to purchase 3,160,000 shares of common stock. Each warrant is exercisable at $20 per warrant to purchase 10 shares (effectively $2 per share). The warrants were issued at the fair value of the stock on the date of the grant. The warrants are exercisable immediately and for a period of 10 years beginning January 29, 1997. However, in February 2000, 100,000 of these warrants were cancelled as part of the transfer of three subsidiaries of the Company to a former officer and director. As of August 31, 2000, none of the remaining warrants have been exercised.

As a result of the acquisition of NEOS (See Note 19), the Company issued to two officers of the Company, options (not part of the plan) to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $5.25 per share over a period of five years. These officers waived all incentive based compensation due under the terms of their agreements and accepted these options. In addition, the Company issued to the seller of NEOS, options to purchase 250,000 shares of the Company's common stock exercisable at $5.25 per share over a period of two years. The sellers options have expired without being exercised.

In September 1998 and March 1999, the Company granted options (not part of the Plan) to purchase 25,000 shares of the Company's common stock each to one employee and two employees, respectively. These options are exercisable at $5.25 per share over a period of three years. However, in May 2000, these options were cancelled and replaced with three year options exercisable at $1.25 per share. One half of each individual's options vest immediately with the other half vesting twelve months from the grant date.

In February 2000, the Company granted options (not part of the Plan) to purchase 15,000 shares of the Company's common stock each to the five Board of Director members at $1.03 per share over a period of three years. All options vested immediately. Also, 7000 shares were granted to an employee for services rendered.

The Company applies APB 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for the Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net earnings (loss) and earnings
(loss) per share would have been adjusted to the proforma amounts indicated below:

                                         FOR THE YEAR ENDED   For the year Ended
                                          AUGUST 31, 2000       August 31, 1999
                                          ---------------       ---------------
Net earnings (loss):
   As reported                             $   (311,308)         $    278,462
   Proforma                                    (363,058)             (965,908)
Basic and diluted loss per share:
   As reported                                     (.05)                 (.01)
   Proforma                                        (.05)                 (.11)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighed average assumptions for both August 31, 2000 and 1999: expected volatility of 100 %; risk free interest rate of 5.38%; and expected lives of 1 to 3 years.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


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

(b)  PRODUCTION:

In September 1996, the Company entered into a production and distribution agreement with MMIC under the label Century Records, which calls for Planet to receive compensation of 10% of the cash receipts, net of returns, of the production and distribution of 10 enhanced multi-media compact disks. MMIC is required to pay directly or reimburse the Company for all production costs incurred by the Company. No compensation was earned for the years ended August 31, 2000 and 1999, respectively.


NOTE 18 -  STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

On May 31, 1998, the Company sold $5,000,000 (500 shares) of 7% non-voting, convertible preferred stock to a private investment fund. The Company also issued warrants to the fund to purchase 75,000 shares of common stock, exercisable at $9.625 for 5 years. The preferred stock pays a cumulative 7% annual dividend on a quarterly basis in cash or shares of common stock and is convertible to common stock at 58% (as amended) of the average of the 5 lowest of the prior 10 days trading prices of the common stock at the issue date. The preferred stock was to automatically convert to common stock on such basis at the end of two years, however, the Company waived this provision. The Company has the right to redeem the preferred stock on the same terms as the conversion. At August 31, 2000 and 1999 the amount of dividends in arrears on the preferred stock were $725,278 and $414,108, respectively.

The Company has agreed to indemnify the private investment fund against any losses, claims, damages or liabilities that may arise from any action or claim brought under Section 16(b) of the Securities Exchange Act of 1934 and based upon or resulting from the lowering of the discount rate pursuant to this transaction.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 18 -  STOCKHOLDERS' EQUITY (CONTINUED):

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

During the year ended August 31, 1999, 35 shares plus unpaid dividends aggregating $28,535 were converted into 171,748 shares of the Company's common stock.

During the year ended August 31, 2000, the holder of the preferred stock converted 10 shares plus unpaid dividends aggregating $10,869 into 179,692 shares of the Company's common stock.

COMMON STOCK:

During the period ended August 31, 2000, the Company issued 100,000 shares to an attorney for services rendered. Also, 7,000 shares were granted to an employee for services rendered.


NOTE 19 -  ACQUISITION OF NORTHEAST ONE STOP, INC.:

On September 1, 1998, the Company acquired all of the issued and outstanding capital stock of Northeast One Stop, Inc. ("NEOS"), a record and entertainment products distribution company. The purchase price was $4,961,750 comprised of
(a) $2,250,000 in cash of which $100,000 was placed in escrow as of August 31, 1998, (b) a $750,000 promissory note, of which $375,000 was paid within six months from the date of closing and $375,000 which was paid on September 1, 1999, (c) options to purchase a total of 250,000 shares of the Company's common stock valued at $1,147,750, and (d) options to purchase a total of 250,000 shares of the Company's common stock valued at $814,000. The options in (c) above were issued to two stockholders of the Company, in consideration for advisory services rendered in connection with the acquisition pursuant to their employment agreements (see Note 20). The options in (d) above were issued to the seller of NEOS at a price of $5.25 per share for a term of two years from the date of closing and have since expired without being exercised. The options were valued pursuant to the provisions of SFAS 123. The promissory note is secured by the Company's common stock.

For financial statement purposes the acquisition was accounted for as a purchase since Planet exchanged cash and notes payable aggregating $3,000,000 in exchange for all of the outstanding common stock of Northeast One Stop, Inc.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


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


NOTE 20 -  COMMITMENTS AND CONTINGENCIES:

INSURANCE
The Company does not maintain insurance to cover damages from fire, flood or other casualty losses to its music master libraries. Costs resulting from uninsured property losses will be charged against income upon occurrence. No uninsured casualty property losses were incurred or charged to operations for the years ended August 31, 2000 and 1999.

RECORDING AGREEMENTS

Ownership of Higher Ground Records was transferred to a former officer and director of the Company in February 2000 (see Note 1 and 21). In periods prior to the sale, the subsidiary entered into several artist recording contracts. The contracts were for an initial period of one year with options to renew for one to two years. Recording costs were to be paid by Higher Ground Records and recouped from future royalties due the artist. In accordance with the terms of the contracts, all masters, records and reproductions were the property of Higher Ground Records.

EMPLOYMENT AGREEMENTS/COVENANT NOT TO COMPETE - NEOS
In conjunction with the acquisition of NEOS, the Company secured the continued employment of the former sole stockholder of NEOS for a one-year period, which provides for annual compensation of $145,000. This agreement has been amended and extended indefinitely. It allows the individual to work part-time at an annualized salary of $52,000. In addition, as part of the acquisition agreement, the former sole shareholder of NEOS has agreed for a period of 5 years from the date of acquisition and within 1,500 miles from any facility from which the Company currently conducts business, not to directly or indirectly engage in any activity and/or business which competes directly or indirectly with the Company without the express permission of the Board of Directors.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 20 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

EMPLOYMENT AGREEMENTS/COVENANT NOT TO COMPETE - NEOS (CONTINUED):

The Company also secured an employment and executive compensation agreement with an employee of NEOS for a term of three years at an annual rate of $125,000. This agreement has been extended for an additional year at an annual rate of $150,000. The agreement includes an incentive bonus based on NEOS's profitability. There is also options to purchase 150,000 shares of the Company's Common Stock at a price of $5.25 per share.

On August 14, 1998, the Company entered into employment agreements with three of its executive officers. The agreements are for a term of ten years and provide for first year compensation of $125,000 per officer with annual increases of at least 10% per annum each year as well as an incentive bonus based upon the Company's profitability and acquisition activities. However, in February 2000, one of these agreements was cancelled as part of the sale of three subsidiaries of the Company to a former officer and director.

OTHER EMPLOYMENT AGREEMENTS

In August 2000 and in September 2000, subsequent to the balance sheet date, the Company entered into employment agreements with several new employees. The agreements are for a term of three years and provide for first year compensation ranging from $50,000 to $105,000 with incentives based upon various factors including individual sales levels as well as Company profitability.

LEASE AGREEMENTS

The Company rents office space in Connecticut, Florida, Maryland and Pennsylvania under operating leases aggregating monthly rentals of approximately $3,135 per month. The Connecticut and Pennsylvania leases expire in September 2003 and April 2001, respectively. The Florida and Maryland offices are on month-to-month lease extensions.

The lease for Al Alberts On Stage, Ltd. was transferred to a former officer and director of the Company in conjunction with the sale of three subsidiaries of the Company in February 2000.

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

NEOS relocated into a larger combined headquarters and warehouse space in June 2000. The facility is leased for five years and three months effective January 2000 with two optional five year extensions and annual rental payments of $142,000 for the first year and $242,000 for each year thereafter. The landlord also provided financing for improvements to the office portion of the building (see Note 9).

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 20 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

LEASE AGREEMENTS (CONTINUED)

NEOS is attempting to sublet or assist the landlord in the sale of the previous headquarters/warehouse location described above. The lease on that property expires in September 2003.

The following is a schedule of future minimum lease payments under operating leases for the years shown:

                            Related
                             Party           Other           Total
                           ----------      ----------      ----------
        2001               $  180,000         263,084      $  443,084
        2002                  180,000         257,989         437,989
        2003                  135,000         258,464         393,464
        2004                       --         243,379         243,379
        2005                       --          60,501          60,501
                           ----------      ----------      ----------
                           $  495,000      $1,083,417      $1,578,417
                           ==========      ==========      ==========

Rent expense was $316,308 and $189,306 for the years ended August 31, 2000 and 1999, respectively.

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

In January 2000, the Company initiated a lawsuit against Maxnet, Inc. ("Maxnet") in Monmouth County Superior Court in New Jersey. In this lawsuit, the Company is demanding that Maxnet perform under a July 1999 agreement that called for the sale of 2,500 musical masters to Maxnet in consideration for the sum of $1,500,000 to be paid by the issuance of restricted shares in Maxnet stock, plus $100,000 in master duplication costs. The Company believes the legal action will result in the successful completion of performance of the Maxnet Agreement

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 20 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

AGREEMENT - GULF COAST MUSIC, LLC

In connection with the acquisition of Masters from Gulf Coast (See Note 1), the Company was indebted to Gulf Coast in the amount of $500,000 plus accrued interest as of August 31, 2000 (see Note 12).

On August 26, 1999, the Company agreed to periodically remove the restrictive legend from the 694,000 shares of Company stock owned by Gulf Coast, which were also part of the purchase price. Gulf Coast agreed to make reasonable efforts to sell this stock on the open market in minimum and maximum amounts of 1,000 to 2,000 shares per day. As unrestricted shares were sold, the Company agreed to remove the restrictive legend from additional shares until the restrictions on all 694,000 shares are removed. If by June 1, 2000, any combination of cash payments on the promissory note and interest made by the Company, and proceeds actually received from sales of Company stock by Gulf Coast, totaled $1,800,000, the remaining promissory note would be considered paid in full and any remaining stock held by Gulf Coast would be returned to the Company. If this combined amount was less than $1,800,000, the net revenues actually received from any stock sales would reduce the remaining balance on the note.

The amount of stock sold by June 1, 2000 was minimal. However, the Company removed the restriction from the remaining shares held by Golf Coast as consideration for the extension of the due date of the September 2000 payment to February 2001.


NOTE 21 -  DISCONTINUED OPERATIONS

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

These transactions resulted in an after-tax gain of $ 35,777 which is reflected in the Statement of Operations for the twelve months ended August 31, 2000. Prior period financial statements were restated as a result of this transaction.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


NOTE 22 -  SEGMENT INFORMATION:

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

                                                                 DEPRECIATION
                                                  OPERATING          AND           TOTAL         CAPITAL
                                   REVENUES     EARNINGS (LOSS)  AMORTIZATION      ASSETS      EXPENDITURES
                                 ------------    ------------    ------------   ------------   ------------
        2000
        ----
Rack distribution sales          $    615,146    $   (249,115)   $     10,258   $    342,127   $         --
One-Stop distribution sales        27,665,288      (1,369,173)        502,625     16,764,199      1,446,720
Music record master production      2,146,183         651,817         125,080      7,629,420             --
                                 ------------    ------------    ------------   ------------   ------------

                                 $ 30,426,617    $   (966,471)   $    637,963   $ 24,735,746   $  1,446,720
                                 ============    ============    ============   ============   ============


        1999
        ----
Rack distribution sales          $ 13,873,397    $   (447,400)   $    144,821   $  6,227,475   $    326,903
One-Stop distribution sales        28,345,979         858,546         294,032     12,642,661        663,710
Music record master production      1,505,288          61,227          58,963      8,432,021             --
                                 ------------    ------------    ------------   ------------   ------------

                                 $ 43,724,664    $    472,373    $    497,816   $ 27,303,157   $    990,613
                                 ============    ============    ============   ============   ============