Form 10QSB
period 2000-11-30
PLANET ENTERTAINMENT CORP
filed 2001-01-16
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                        ---------------------------------


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2000

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


        2 BRIDGE AVE, BUILDING 6 LOWER LEVEL, RED BANK, NEW JERSEY 07748
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 936-9660
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000: 12,434,495

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        PLANET ENTERTAINMENT CORPORATION


                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at November 30, 2000
                           (Unaudited) and August 31, 2000................    1

                  Consolidated Statements of Operations
                           for the Three Months Ended November 30, 2000
                           and November, 30, 1999 (Unaudited).............    3

                  Consolidated Statements of Cash Flows
                           for the Three Months Ended November 30, 2000
                           and November 30, 1999 (Unaudited)..............    4


                  Notes to Consolidated Financial Statements..............    6


Item 2.           Management's Discussion and Analysis or Plan
                           of Operation...................................    8


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K........................   13


SIGNATURES  ..............................................................   14

EXHIBIT  11       Earnings per Share......................................   15

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES    PAGE 1 OF 2
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   NOVEMBER 30,   AUGUST 31,
                                                                       2000          2000
                                                                   -----------   -----------
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                     $    43,920   $    64,901
     Accounts receivable, net of allowance for doubtful accounts of $374,660 and $354,660 at November 30, 2000
         and August 31, 2000, respectively                           5,478,022     3,471,713
     Inventories                                                    10,644,031     5,730,187
     Marketable securities - available for sale                        425,971       609,224
     Prepaid expenses and other current assets                         205,637       157,633
     Note receivable - legal settlement                                176,088       250,000
     Note receivable - related party                                    67,500        70,000
     Deferred income taxes                                           1,050,000     1,050,000
                                                                   -----------   -----------
TOTAL CURRENT ASSETS                                                18,091,169    11,403,658
                                                                   -----------   -----------


PROPERTY AND EQUIPMENT - NET                                         2,388,864     2,372,148
                                                                   -----------   -----------

OTHER ASSETS:
     Record masters - net                                            6,440,957     6,440,957
     Goodwill - net                                                  4,335,976     4,364,692
     Investment in joint ventures                                        9,000         9,000
     Security deposits and other assets                                111,904       145,291
                                                                   -----------   -----------

TOTAL OTHER ASSETS                                                  10,897,837    10,959,940
                                                                   -----------   -----------

                                                                   $31,377,870   $24,735,746
                                                                   ===========   ===========

           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES    PAGE 2 OF 2
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               NOVEMBER 30,     AUGUST 31,
                                                                                   2000            2000
                                                                               ------------    ------------
                                                                                (UNAUDITED)
CURRENT LIABILITIES:
     Accounts payable                                                          $ 11,350,116    $  6,830,529
     Accrued expenses and other current liabilities                                 128,704         123,561
     Accrued interest expense - related parties                                     393,664         362,291
     Deferred revenue                                                               102,256          57,207
     Due to stockholders                                                            251,884         245,884
     Note payable - related party                                                 1,394,000       1,144,000
     Accrued officers' salaries & interest                                          790,760         738,564
     Current portion of capital lease obligations                                   290,892         292,735
     Current portion of notes payable                                                31,669          33,586
                                                                               ------------    ------------

TOTAL CURRENT LIABILITIES                                                        14,733,945       9,828,357
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit  (Note 5)                                      7,980,999       5,297,988
     Note payable - related party - net of current portion                               --         250,000
     Note payable - net of current portion                                          477,213         486,119
     Capital lease obligations - net of current portion                             335,119         407,730
     Deferred income taxes                                                          304,000         304,000
                                                                               ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                       9,097,331       6,745,837
                                                                               ------------    ------------

TOTAL LIABILITIES                                                                23,831,276      16,574,194
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, stated value $10,000 per share; 10,000,000 shares authorized; 455 shares issued and outstanding at
       both November 30, 2000 and August 31, 2000                                 4,550,000       4,550,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,434,495 shares issued and outstanding at
       both November 30, 2000 and August 31, 2000                                    12,435          12,435
     Additional paid-in capital                                                  11,690,656      11,690,656
     Accumulated deficit                                                         (5,632,468)     (5,200,763)
     Other comprehensive income (loss)                                           (3,074,029)     (2,890,776)
                                                                               ------------    ------------

                                                                                  7,546,594       8,161,552
                                                                               ------------    ------------

                                                                               $ 31,377,870    $ 24,735,746
                                                                               ============    ============

           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                      ----------------------------
                                                      NOVEMBER 30,    NOVEMBER 30,
                                                          2000            1999
                                                      ------------    ------------
REVENUES:
   Net Sales                                          $  8,712,281    $ 10,328,610
   Royalties                                                    --           1,240
                                                      ------------    ------------

         Total Revenues                                  8,712,281      10,329,850
                                                      ------------    ------------


COSTS AND EXPENSES:
   Cost of sales                                         7,498,628       6,971,432
   Selling, general and administrative                   1,222,465       1,225,285
   Depreciation and amortization                           154,611         244,672
   Interest expense                                        216,909         130,647
   Interest expense, related party                          31,373          30,474
   Bad debt expense                                         20,000           9,886
                                                      ------------    ------------

         Total Costs and Expenses                        9,143,986       8,612,396
                                                      ------------    ------------

(LOSS) INCOME FROM OPERATIONS                             (431,705)      1,717,454

OTHER INCOME:
   Interest and dividend income                                 --             352
                                                      ------------    ------------

(LOSS) INCOME BEFORE PROVISION
   FOR INCOME TAXES                                       (431,705)      1,717,806

PROVISION FOR INCOME TAXES                                      --         250,473
                                                      ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                  (431,705)      1,467,333
                                                      ------------    ------------

DISCONTINUED OPERATIONS:
    Loss from discontinued operations (net of an
      Income tax benefit of $ 0 and $ 1,700 for the
      three months ended November 2000 and 1999,
      respectively)                                             --         (12,173)
                                                      ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      --         (12,173)
                                                      ------------    ------------

NET (LOSS) INCOME                                     $   (431,705)   $  1,455,160
                                                      ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC
    (Loss) Income from Continuing Operations          $       (.04)   $        .11
    (Loss) from Discontinued Operations                         --               *
                                                      ------------    ------------

         BASIC (LOSS) INCOME PER SHARE                $       (.04)   $        .11
                                                      ============    ============

   DILUTED
    (Loss) Income from Continuing Operations          $       (.04)   $        .09
    (Loss) from Discontinued Operations                         --               *
                                                      ------------    ------------

         DILUTED (LOSS) INCOME PER SHARE              $       (.04)   $        .09
                                                      ============    ============

*LESS THEN $(.01) PER SHARE


           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS        (PAGE 1 OF 2)
                                   (UNAUDITED)

                                                            FOR THE THREE  FOR THE THREE
                                                            MONTHS ENDED   MONTHS ENDED
                                                            NOVEMBER 30,   NOVEMBER 30,
                                                                2000           1999
                                                            -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss) income                                        $  (431,705)   $ 1,455,160
   Adjustments to reconcile net (loss) income to net
   cash used by operating activities:
     Bad debt expense                                            20,000          9,886
     Depreciation and amortization                              154,611        252,307
     Marketable securities received for sale of non-
      exclusive rights to masters                                    --     (2,124,000)
     Deferred taxes                                                  --       (222,000)
     Changes in:
       Accounts receivable                                   (2,046,309)      (451,949)
       Prepaid expenses and other current assets                (48,004)        72,805
       Inventory                                             (4,893,844)    (2,407,240)
       Accounts payable and accrued expenses                  4,524,730      2,519,546
       Income tax payable                                            --        328,901
       Accrued interest expense, related party                   31,373         30,474
       Deferred revenue                                          45,049         45,035
       Accrued officers' salaries                                52,196        130,968
                                                            -----------    -----------

       Cash Flows (Used) by Operating Activities             (2,591,903)      (360,107)
                                                            -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                  (140,111)      (150,473)
     Refund of prior period fixed asset purchase                     --        285,000
     Repayments on note receivable                               76,412             --
     Deposit on leased equipment                                 30,887        (41,409)
                                                            -----------    -----------

       Cash Flows (Used) Provided by Investing Activities       (32,812)        93,118
                                                            -----------    -----------

CASH  FLOWS FROM (TO) FINANCING ACTIVITIES:
     Advances (repayments) from (to) stockholders                 6,000       (375,000)
     Repayments of note payable                                 (10,823)        (4,727)
     Proceeds from note payable, related party                       --         10,000
     Proceeds from note payable - line of credit              2,683,011        208,773
     Repayment of capitalized lease obligations                 (74,454)       (30,206)
                                                            -----------    -----------

       Cash Flows Provided (Used) by Financing Activities     2,603,734       (191,160)
                                                            -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (20,981)      (458,149)

CASH AND CASH EQUIVALENTS, beginning of year/period              64,901        620,975
                                                            -----------    -----------


CASH AND CASH EQUIVALENTS, end of year/period               $    43,920    $   162,826
                                                            ===========    ===========

                         CASH PAID FOR INTEREST EXPENSE     $   216,909    $   130,647
                                                            ===========    ===========

                           CASH PAID FOR INCOME TAXES       $     1,330    $    40,482
                                                            ===========    ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS        (PAGE 2 OF 2)
                                    (UNAUDITED)


SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capitalized lease obligations totaling $285,000 were incurred during the three month period ending November 30, 1999 when the Company entered into a lease, primarily for warehousing equipment. This equipment had previously been purchased for cash.


           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended November 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operated in five business segments until February 2000 when three of the Companies subsidiaries were sold to a former officer and director (see Note
4). The three subsidiaries comprised the music studio operations (i.e. Maestro Holding Corporation and Al Alberts on Stage, Ltd) and the record label productions segment (i.e. Higher Ground Records). The three remaining segments are; music record masters production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment for the continuing operations:

                                     NET          OPERATING      DEPRECIATION      TOTAL         CAPITAL
                                   REVENUES     EARNINGS (LOSS) & AMORTIZATION     ASSETS      EXPENDITURES
                                 ------------    ------------    ------------   ------------   ------------
Three months ended
      November 30, 2000;
Rack distribution sales          $      5,238    $       (102)   $         --   $         --   $         --
One-Stop distribution sales         8,704,043        (253,064)        154,611     23,916,380        140,111
Music record master production          3,000        (178,539)             --      7,461,490             --
                                 ------------    ------------    ------------   ------------   ------------

                                 $  8,712,281    $   (431,705)   $    154,611   $ 31,377,870   $    140,111
                                 ============    ============    ============   ============   ============

Three months ended
      November 30, 1999;
Rack distribution sales          $    290,140    $    (70,345)   $      4,784   $    851,272   $         --
One-Stop distribution sales         7,914,470         120,595         114,808     20,430,531        150,473
Music record master production      2,125,240       1,667,204         125,080      9,882,466             --
                                 ------------    ------------    ------------   ------------   ------------

                                 $ 10,329,850    $  1,717,454    $    244,672   $ 31,164,269   $    150,473
                                 ============    ============    ============   ============   ============

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3 - LEGAL ACTION INITIATED

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

NOTE 4 - DISCONTINUED OPERATIONS

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

NOTE 5 -  LINE OF CREDIT

Northeast One Stop, Inc. (NEOS) has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. NEOS was in technical default of the adjusted net worth covenant at both November 30, 2000 and August 31, 2000 under the existing agreement. CFC agreed to waive the August violation and reset the covenant levels in an amendment dated December 14, 2000. Under the proposed amendment, the Company would no longer be in violation of any covenant. The Company is currently negotiating the terms of this amendment and the only open item is with respect to advances based on eligible inventory levels. Specifically, the working capital and adjusted net worth computations for NEOS as of November 30, 2000 were $6,003,777 and ($ 209,057), respectively. As of November 30, 2000, NEOS had an aggregate of $7,980,999 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

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

GENERAL

         The Company was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In October 1996, the Company was acquired in a reverse merger stock exchange transaction by Ampro Golf Tour, Inc., a Florida corporation, which as the surviving corporation, changed its name to Planet Entertainment. In July 1996, the Company acquired from Messrs. Arnone, Giakas and Venneri, the three original controlling shareholders, directors and officers of the Company, for shares of Common Stock in the Company, all of the issued and outstanding common stock of Maestro Holding Corporation (Maestro). Maestro owned exclusive rights to approximately 5,000 master recordings. Maestro was sold in February 2000 to Mr. Venneri, one of the original controlling shareholders and a former director and officer of the Company (see Note 4). However, the Company still retains all rights to exploit the 5,000 masters in all formats and territories. The Company subsequently acquired exclusive and non-exclusive rights to an additional 10,000 master records. Effective as of September 1, 1998, the Company acquired NEOS.

         The Company has six offices. Planet has its corporate headquarters in Red Bank, New Jersey. NEOS relocated its administrative headquarters and warehouse to Menands, New York in June 2000 and has four sales offices located in Philadelphia, Pennsylvania, Coral Springs, Florida, Danbury, Connecticut and Baltimore, Maryland. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

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

         During the quarter ended November 30, 1999, the Company sold a copy of a portion of it's non-exclusive master recording catalog. All copies of master recordings are sold without third party rights. In such sales, the Company received restricted shares of common stock from the purchasers.


RESULTS OF OPERATIONS FOR THE COMPANY'S THREE MONTH PERIOD ENDED NOVEMBER 30, 2000 AS COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1999


         NET REVENUES. For the three months ended November 30, 2000 net revenues were approximately $8,712,000 as compared to approximately $10,330,000 for the three month period ended November 30, 1999, which represented a decrease in net revenues of $1,618,000 or 15.7%. Net revenues from the One Stop Business for the three months ended November 30, 2000 versus the comparable period in the prior year, respectively, were approximately $8,704,000 as compared to approximately $7,914,000, an increase of 10%. This increase was primarily due to new customers. Net revenues from the Rack Business for the three months ended November 30, 2000 were approximately $ 5,000 as compared to approximately $ 290,000 in the prior year, a decrease of 98%. This decrease was primarily due to a significantly scaled-down Rack operation. Net revenues from Planet operations for the three months ended November 30, 2000 versus the comparable period in the prior year, respectively, were approximately $ 3,000 as compared to approximately $2,125,000, a decrease of 99%. This decrease was primarily due to the prior year period including a $2,124,000 sale of limited rights to certain masters. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4) for the three months ended November 30, 1999 were insignificant (approximately $18,000).

         COST OF SALES. For the three months ended November 30, 2000, cost of sales was approximately $7,499,000 or 86.1% of net revenues as compared to the three months ended November 30, 1999 cost of sales of approximately $6,971,000 or 67.5% of net revenues. This increase as a percentage of revenues is primarily due to the prior year inclusion of minimal cost of goods related to the sale of masters discussed above.

         OPERATING EXPENSES. For the three months ended November 30, 2000, selling, general and administrative expenses ("SG&A") were approximately $1,222,000 or 14.0% of net revenues versus SG&A for the comparable period in the prior year of approximately $1,225,000 or 11.9% of net revenues. This increase as a percentage of revenues resulted primarily from the inclusion in the prior year period of the incremental revenue from the sale of masters discussed above.

         INTEREST EXPENSE. For the three months ended November 30, 2000, interest expense was approximately $248,000 or 2.8% of net revenues versus the comparable period in the prior year of approximately $161,000 or 1.6% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME (LOSS). For the three months ended November 30, 2000, the net loss was approximately $ (432,000) or (5.0%) of net revenues, as compared to net income of approximately $1,455,000 or 14.1% of net revenues for the three months ended November 30, 1999. Loss from operations for NEOS for the three months ended November 30, 2000 was approximately ($190,000) as compared to income from operations of approximately $ 58,000 for the comparable period in the prior year. This decrease was primarily due to higher occupancy costs ($133,000) resulting from the relocation as well as increased interest costs ($66,000). The loss from operations for Planet other than NEOS for the three months ended November 30, 2000 was approximately ($242,000) as compared to an income from operations of approximately $1,659,000 in the comparable period in the prior year. This decrease is primarily due to the prior year revenue from the sale of masters discussed above. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4 of the Notes to the Consolidated Financial Statements) for the three months ended November 30, 1999 was insignificant (approximately $12,000).


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of November 30, 2000 were $43,920 as compared to the August 31, 2000 cash balance of $64,901, or a reduction of $20,981. This reduction was primarily the result of purchases of fixed assets as well as increases in inventory and accounts receivable balances. These outflows were partially offset by an increase in accounts payable, payments received on notes and a net drawdown on our line-of-credit.

         Net cash flow used by operating activities for the three month period ended November 30, 2000 was $2,591,903. The primary uses of cash were the increases in inventory ($4,893,844) as well as accounts receivable ($2,046,309). These uses of cash were partially offset by the increase in accounts payable ($4,524,730) as well as other non-cash items (i.e. depreciation, accrued interest, deferred revenue, accrued salaries, etc).

         As of November 30, 2000, outstanding accounts receivable totaled $5,478,022. This amount is net of an allowance for bad debts of $374,660. By comparison, the consolidated accounts receivable balance as of August 31, 2000 was $3,471,713, net of an allowance of $354,660. The increase in accounts receivable is due to the normal seasonal increase in volume.

         At November 30, 2000, inventory was $10,644,031 versus a balance as of August 31, 2000 of $5,730,187. NEOS accounts for its inventory on a first-in-first-out basis. This is a normal, seasonal increase in inventory levels.

         At November 30, 2000, the Company's accounts payable and accrued expense balance was $11,478,820 versus the balance as of August 31, 2000 of $6,954,090, primarily due to the seasonal increase in purchases.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. The adjustment to the net worth calculation allows NEOS to add the balance of any subordinated debt due to the former shareholder of NEOS to the net worth calculation to meet the required level. NEOS was in technical default of the adjusted net worth covenant at both November 30, 2000 and August 31, 2000 under the existing agreement. CFC agreed to waive the August violation and reset the covenant levels in an amendment dated December 14, 2000. Under the proposed amendment, the Company would no longer be in violation of any covenant. The Company is currently negotiating the terms of this amendment and the only open item is with respect to advances based on eligible inventory levels. Specifically, the working capital and adjusted net worth computations for NEOS as of November 30, 2000 were $6,003,777 and ($ 209,057), respectively. As of November 30, 2000, NEOS had an aggregate of $7,980,999 outstanding under the CFC Credit Agreement. NEOS pays interest to CFC at the rate of prime plus 1.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow used by investing activities for the three month period ended November 30, 2000 was $32,812. Cash outflows for fixed asset purchases ($140,111) were partially offset by inflows from notes receivable ($76,412) and a reduction in deposits on leased equipment ($30,887).

         Net cash flow from financing activities for the three month period ended November 30, 2000 was $2,603,734. The primary source of cash was the CFC line of credit ($2,683,011). This inflow was partially offset by payments on lease and note obligations ($85,277).

         As of November 30, 2000, the Company had outstanding an aggregate of $3,354,190 in notes (including accrued interest of $393,664), and accrued salaries. Such amounts consist of:

         (a)  $500,000 on the Gulf Coast Music, LLC (Gulf Coast) Note,
         (b) $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition,

         (c) $230,884 principal amount 9% demand note due to a privately held corporation owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company,
         (d) $10,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
         (e) $ 5,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
         (f)  $ 6,000 principal amount 10% demand note due to Mr. Arnone,
         (g) Two notes due to a private lender - the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000,
         (h) $15,000 principal amount 9% demand note to Whelan, Inc., a privately held corporation owned by Messrs. Arnone and Giakas,
         (i)  Accrued officers' salaries of $790,760,
         (j) $508,882 principal amount 9.5% leasehold improvement note due to the landlord of the new Menands location.

         NEOS has several capital leases in the aggregate amount of $626,011 that are secured by the related equipment and fixtures.

In February 2000, the Company sold all of its interests in three subsidiaries (Maestro, the Studio, and Higher Ground) to a former officer and director. In exchange, the buyer agreed to give up any and all claims to existing accrued salaries (approximately $193,000 at February 29, 2000) and his employment agreement as well as warrants to purchase 1,000,000 shares of the Company's common stock at $2.00/share. These three subsidiaries were either inactive or not profitable at the time of the sale and had minimal assets. Therefore, the effect on cash is insignificant.

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

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.  Computation of Earnings (Loss) Per Share


(b)      Reports on Form 8-K

         During the three month period ended November 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLANET ENTERTAINMENT CORPORATION
                                        (Registrant)


                                        By /s/ JOHN ARNONE
                                           -----------------------------------
                                           John Arnone
                                           President and Chief Executive Officer

                                        By /s/ SCOTT STEWART
                                           -----------------------------------
                                           Scott Stewart
                                           Chief Financial Officer


Date: As of January 16, 2001

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                               EARNINGS PER SHARE
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                   ----------------------------
                                                   NOVEMBER 30,    NOVEMBER 30,
                                                       2000            1999
                                                   ------------    ------------

BASIC EARNINGS PER SHARE:
   (Loss) Income from Continuing Operations$           (431,705)   $  1,467,333
   Less Preferred Stock Dividends                       (79,625)        (81,375)
                                                   ------------    ------------

   (Loss) Income from Continuing Operations
   Available to Common Stockholders                    (511,330)      1,385,958

   (Loss) from Discontinued Operations,
   net of income taxes                                       --         (12,173)
                                                   ------------    ------------

   Net (Loss) Income Available to
   Common Stockholders                             $   (511,330)   $  1,373,785
                                                   ------------    ------------

   Weighted Average Shares Outstanding               12,434,495      12,147,803
                                                   ------------    ------------
   Per Share Detail:
       (Loss)Income: Continuing Operations         $       (.04)   $        .11
       (Loss): Discontinued Operations                       --               *
                                                   ------------    ------------

   BASIC EPS-Total                                 $       (.04)   $        .11
                                                   ------------    ------------


DILUTED EARNINGS PER SHARE:
   (Loss) Income from Continuing Operations
   Available to Common Shareholders                $   (511,330)   $  1,385,958
   Add Back Preferred Stock Dividends                    79,625          81,375
                                                   ------------    ------------

   Adjusted (Loss) Income: Continuing
      Operations                                       (431,705)      1,467,333

   (Loss) from Discontinued Operations                       --         (12,173)
                                                   ------------    ------------

    Net (Loss) Income Available to
    Common Stockholders                            $   (431,705)   $  1,455,160
                                                   ------------    ------------

     Weighted Average and Dilution Shares:
        Weighted Average Shares Outstanding          12,434,495      12,147,803
             Conversion of Warrants                          --         256,789
             Conversion of Preferred Stock                   --       3,682,871
                                                   ------------    ------------
                                                     12,434,495      16,087,463
                                                   ------------    ------------
         Per Share Detail:
            (Loss) Income: Continuing Operations   $       (.04)   $        .09
            (Loss): Discontinued Operations                  --               *
                                                   ------------    ------------

   DILUTED EPS-Total                               $       (.04)   $        .09
                                                   ------------    ------------

*LESS THEN $.01 PER SHARE