Form 10QSB
period 2001-02-28
PLANET ENTERTAINMENT CORP
filed 2001-04-23
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                        ---------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2001

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2001: 12,434,495

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        PLANET ENTERTAINMENT CORPORATION

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at February 28, 2001
                           (Unaudited) and August 31, 2000.................... 1

                  Consolidated Statements of Operations
                           for the Three and Six Months Ended
                           February 28, 2001 and
                           February, 29, 2000 (Unaudited)..................... 3

                  Consolidated Statements of Cash Flows
                           for the Six Months Ended
                           February 28, 2001 and
                           February 29, 2000 (Unaudited)...................... 4


                  Notes to Consolidated Financial Statements.................. 6


Item 2.           Management's Discussion and Analysis or Plan
                           of Operation....................................... 9


     PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K........................... 15


     SIGNATURES ............................................................. 16

EXHIBIT  11       Earnings per Share......................................... 17

                                                                     PAGE 1 OF 2
                                                                     -----------

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                --------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               FEBRUARY 28,  AUGUST 31,
                                                                  2001          2000
                                                               -----------   -----------
                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                 $   531,632   $    64,901
     Accounts receivable, net of allowance for
         doubtful accounts of $374,660 and $354,660 at
         February 28, 2001 and August 31, 2000, respectively     5,544,885     3,471,713
     Inventories                                                 7,992,779     5,730,187
     Marketable securities - available for sale                     59,127       609,224
     Prepaid expenses and other current assets                     235,754       157,633
     Note receivable - legal settlement                            101,249       250,000
     Note receivable - related party                                67,500        70,000
     Deferred income taxes                                         340,000     1,050,000
                                                               -----------   -----------
TOTAL CURRENT ASSETS                                            14,872,926    11,403,658
                                                               -----------   -----------


PROPERTY AND EQUIPMENT - NET                                     2,371,363     2,372,148
                                                               -----------   -----------

OTHER ASSETS:
     Record masters - net                                        6,440,957     6,440,957
     Goodwill - net                                              4,307,260     4,364,692
     Investment in joint ventures                                    9,000         9,000
     Deferred income taxes - net of current portion                465,000            --
     Security deposits and other assets                            117,022       145,291
                                                               -----------   -----------

TOTAL OTHER ASSETS                                              11,339,239    10,959,940
                                                               -----------   -----------

                                                               $28,583,528   $24,735,746
                                                               ===========   ===========

           See accompanying notes to consolidated financial statements

                                                                     PAGE 2 OF 2
                                                                     -----------

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                --------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             FEBRUARY 28,    AUGUST 31,
                                                                                2001            2000
                                                                             ------------    ------------
                                                                             (UNAUDITED)
CURRENT LIABILITIES:
     Accounts payable                                                       $ 11,356,980    $  6,830,529
     Accrued expenses and other current liabilities                               93,166         123,561
     Accrued interest expense - related parties                                  425,137         362,291
     Deferred revenue                                                            109,982          57,207
     Due to stockholders                                                         251,884         245,884
     Note payable - related party                                              1,394,000       1,144,000
     Accrued officers' salaries & interest                                       846,446         738,564
     Current portion of capital lease obligations                                340,163         292,735
     Current portion of notes payable                                             30,445          33,586
                                                                            ------------    ------------

TOTAL CURRENT LIABILITIES                                                     14,848,203       9,828,357
                                                                            ------------    ------------

LONG-TERM LIABILITIES:
     Note payable - line of credit  (Note 5)                                   6,295,164       5,297,988
     Note payable - related party - net of current portion                            --         250,000
     Note payable - net of current portion                                       470,099         486,119
     Capital lease obligations - net of current portion                          246,058         407,730
     Deferred income taxes                                                       304,000         304,000
                                                                            ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                    7,315,321       6,745,837
                                                                            ------------    ------------

TOTAL LIABILITIES                                                             22,163,524      16,574,194
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, stated value $10,000 per share;
       10,000,000 shares authorized; 455 shares issued and outstanding at
       both February 28, 2001 and August 31, 2000                              4,550,000       4,550,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 12,434,495 shares issued and outstanding at
       both February 28, 2001 and August 31, 2000                                 12,435          12,435
     Additional paid-in capital                                               11,690,656      11,690,656
     Accumulated deficit                                                      (6,392,214)     (5,200,763)
     Other comprehensive income (loss)                                        (3,440,873)     (2,890,776)
                                                                            ------------    ------------

                                                                               6,420,004       8,161,552
                                                                            ------------    ------------

                                                                            $ 28,583,528    $ 24,735,746
                                                                            ============    ============


           See accompanying notes to consolidated financial statements

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                  FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 29,
                                                     2001            2000             2001             2000
                                                  ------------    ------------    ------------    ------------
REVENUES:
   Net Sales                                      $ 10,169,159    $  7,740,744    $ 18,881,440    $ 18,069,354
   Royalties                                                --              --              --           1,240
                                                  ------------    ------------    ------------    ------------

         Total Revenues                             10,169,159       7,740,744      18,881,440      18,070,594
                                                  ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                                     8,990,764       6,688,499      16,489,392      13,659,931
   Selling, general and administrative               1,251,284       1,185,080       2,473,749       2,410,365
   Depreciation and amortization                       165,524         139,938         320,135         384,610
   Interest expense                                    244,860         156,683         461,769         287,330
   Interest expense, related party                      31,473          30,807          62,846          61,281
   Bad debt expense                                         --          29,669          20,000          39,555
                                                  ------------    ------------    ------------    ------------

         Total Costs and Expenses                   10,683,905       8,230,676      19,827,891      16,843,072
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (514,746)       (489,932)       (946,451)      1,227,522

OTHER INCOME:
   Interest and dividend income                             --               3              --             355
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION BENEFIT
   (BENEFIT) FOR INCOME TAXES                         (514,746)       (489,929)       (946,451)      1,227,877

PROVISION (BENEFIT) FOR INCOME TAXES                   245,000         (76,400)        245,000         174,373
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (759,746)       (413,529)     (1,191,451)      1,053,504
                                                  ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
(Loss) from Discontinued Operations (net
    of an income tax  benefit of $ 0 and
    $ 1,400 for the three months ended February
    2001 and 2000, respectively and a tax
    benefit of $0 and $ 3,400
    for the six months ended February 2001
    and 2000, respectively)                                 --          (8,653)             --         (20,526)
Gain on Disposal of Discontinued Operations
    (net of income taxes of $ 0 and $5,800
    for the three and six months ended
    February 2000, respectively)                            --          35,777              --          35,777
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                                  --          27,124              --          15,251
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $   (759,746)   $   (386,405)   $ (1,191,451)   $  1,068,755
                                                  ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC
    Income (Loss) from Continuing Operations      $       (.07)   $       (.04)   $       (.11)   $        .07
    Income (Loss) from Discontinued Operations              --               *               *               *
    Gain on Disposal of Discontinued Operations             --               *               *               *
                                                  ------------    ------------    ------------    ------------
                                                  $       (.07)   $       (.04)   $       (.11)   $        .08
                                                  ============    ============    ============    ============

DILUTED
    Income (Loss) from Continuing Operations      $          +    $       (.04)   $          +    $        .06
    Income (Loss) from Discontinued Operations               +               *               +               *
    Gain on Disposal of Discontinued Operations              +               *               +               *
                                                  ------------    ------------    ------------    ------------
                                                  $          +    $       (.04)   $          +    $        .06
                                                  ============    ============    ============    ============

+ ANTI-DILUTIVE
*LESS THEN $(.01) PER SHARE

           See accompanying notes to consolidated financial statements

                                                                     PAGE 1 OF 2
                                                                     -----------
                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE SIX    FOR THE SIX
                                                                     MONTHS ENDED   MONTHS ENDED
                                                                     FEBRUARY 28,   FEBRUARY 29,
                                                                        2001            2000
                                                                    --------------  -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss) income                                                $   (1,191,451) $   1,068,755
   Adjustments to reconcile net (loss) income to
   net cash used by operating activities:
     Bad debt expense                                                       20,000         39,555
     Depreciation and amortization                                         320,135        399,880
     Marketable securities received for sale of non-exclusive
       rights to masters                                                        --     (2,124,000)
       Gain on disposal of discontinued operations, plus cash
       included in sale                                                         --        (42,754)
     Deferred taxes                                                        245,000       (202,000)
     Changes in:
       Accounts receivable                                              (2,093,172)       217,069
       Prepaid expenses and other current assets                           (78,121)       (51,528)
       Inventory                                                        (2,262,592)      (336,333)
       Accounts payable and accrued expenses                             4,496,056       (309,839)
       Income tax payable                                                       --        238,001
       Accrued interest expense, related party                              62,846         61,281
       Deferred revenue                                                     52,775        (27,465)
       Accrued officers' salaries                                          107,882        259,436
                                                                    --------------  -------------

       Cash Flows (Used) by Operating Activities                          (320,642)      (809,942)
                                                                    --------------  -------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (258,168)      (134,906)
     Refund of prior period fixed asset purchase                                --        685,000
     Repayments on note receivable                                         151,251             --
     Deposit on leased equipment                                            24,519        (67,382)
                                                                    --------------  -------------

       Cash Flows (Used) Provided by Investing Activities                  (82,398)       482,712
                                                                    --------------  -------------

CASH  FLOWS FROM (TO) FINANCING ACTIVITIES:
     Advances (repayments) from (to) stockholders                            6,000         15,000
     Repayments of note payable                                            (19,161)       (69,157)
     Repayment of long term debt, related party                                 --       (375,000)
     Proceeds from note payable - line of credit                           997,176        365,515
     Repayment of capitalized lease obligations                           (114,244)       (94,002)
                                                                    --------------  -------------

       Cash Flows Provided (Used) by Financing Activities                  869,771       (157,644)
                                                                    --------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    466,731       (484,874)

CASH AND CASH EQUIVALENTS, beginning of year/period                         64,901        620,975
                                                                    --------------  -------------

CASH AND CASH EQUIVALENTS, end of year/period                       $      531,632  $     136,101
                                                                    ==============  =============

                         CASH PAID FOR INTEREST EXPENSE             $      461,769 $      287,330
                                                                    ============== ==============

                           CASH PAID FOR INCOME TAXES               $        1,330 $       40,482
                                                                    ============== ==============

           See accompanying notes to consolidated financial statements

                                                                     PAGE 2 OF 2
                                                                     -----------
                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                -------------------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

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

          FOR THE PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

The results for the three and six months ended February 28, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - SEGMENT INFORMATION

The Company operated in five business segments until February 2000 when three of the Companies subsidiaries were sold to a former officer and director (see Note
4). The three subsidiaries comprised the music studio operations (i.e. Maestro Holding Corporation and Al Alberts on Stage,Ltd) and the record label productions segment (i.e. Higher Ground Records). The three remaining segments are; music record masters production, rack distribution sales, and one-stop distribution sales. All operations and revenues are conducted and earned in the United States. The following table presents sales and other financial information by business segment for the continuing operations:

                                            NET          OPERATING      DEPRECIATION      TOTAL         CAPITAL
                                          REVENUES     EARNINGS(LOSS)  & AMORTIZATION     ASSETS      EXPENDITURES
                                        ------------    ------------    ------------   ------------   ------------
Three months ended February 28, 2001;
Rack distribution sales                 $     (5,238)   $        102    $         --   $         --   $         --
One-Stop distribution sales               10,174,397        (255,393)        165,524     21,742,940        118,057
Music record master production                    --        (259,455)             --      6,840,588             --
                                        ------------    ------------    ------------   ------------   ------------

                                        $ 10,169,159    $   (514,746)   $    165,524   $ 28,583,528   $    118,057
                                        ============    ============    ============   ============   ============
Three months ended February 29, 2000;
Rack distribution sales                 $    211,125    $    (81,478)   $      2,402   $    556,319   $         --
One-Stop distribution sales                7,501,673        (133,438)        137,536     17,967,635             --
Music record master production                27,946        (275,016)             --     10,009,135             --
                                        ------------    ------------    ------------   ------------   ------------

                                        $  7,740,744    $   (489,932)   $    139,938   $ 28,533,089   $         --
                                        ============    ============    ============   ============   ============

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION (CONTINUED)

                                          NET          OPERATING      DEPRECIATION      TOTAL         CAPITAL
                                        REVENUES     EARNINGS(LOSS)  & AMORTIZATION     ASSETS      EXPENDITURES
                                      ------------    ------------    ------------   ------------   ------------
Six months ended February 28, 2001;
Rack distribution sales               $         --    $         --    $         --   $         --   $         --
One-Stop distribution sales             18,878,440        (508,457)        320,135     21,742,940        258,168
Music record master production               3,000        (437,994)             --      6,840,588             --
                                      ------------    ------------    ------------   ------------   ------------

                                      $ 18,881,440    $   (946,451)   $    320,135   $ 28,583,528   $    258,168
                                      ============    ============    ============   ============   ============

Six months ended February 29, 2000;
Rack distribution sales               $    501,265    $   (151,823)   $      7,186   $    556,319   $         --
One-Stop distribution sales             15,416,143         (12,843)        252,344     17,967,635        134,906
Music record master production           2,153,186       1,392,188         125,080     10,009,135             --
                                      ------------    ------------    ------------   ------------   ------------

                                      $ 18,070,594    $  1,227,522    $    384,610   $ 28,533,089   $    134,906
                                      ============    ============    ============   ============   ============

NOTE 3 - LEGAL ACTION INITIATED

In January 2000, the Company initiated a lawsuit against Maxnet, Inc. ("Maxnet") in Monmouth County Superior Court in New Jersey. In this lawsuit, the Company is demanding that Maxnet perform under a July 1999 agreement that called for the sale of 2,500 musical masters to Maxnet in consideration for the sum of $1,500,000 to be paid by the issuance of restricted shares in Maxnet stock, plus $100,000 in master duplication costs. Depositions are scheduled for May 2001.

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

NOTE 5 -  LINE OF CREDIT

Northeast One Stop, Inc. (NEOS) has a revolving credit agreement (the "CFC Credit Agreement") with CFC which is secured by accounts receivable and inventory. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)

NOTE 5 -  LINE OF CREDIT (CONTINUED)

CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. NEOS was in technical default of the adjusted net worth covenant at both February 28, 2001 and August 31, 2000 under the existing agreement. CFC agreed to waive the August violation and reset the covenant levels in an amendment dated December 14, 2000. However, the Company has decided to seek a new lender. A potential new lender is progressing with a due diligence audit of NEOS that should be completed by May 2001. Specifically, the working capital and adjusted net worth computations for NEOS as of February 28, 2001 were $3,970,113 and ($ 824,880), respectively. As of February 28, 2001,
NEOS had an aggregate of $6,295,164 outstanding under the CFC Credit Agreement. NEOS currently pays interest to CFC at the rate of prime plus 2.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

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

GENERAL

         The Company was incorporated under the laws of the State of Delaware in May 1996 to raise capital and acquire, own, integrate and operate seasoned privately-held companies in the music business. In October 1996, the Company was acquired in a reverse merger stock exchange transaction by Ampro Golf Tour, Inc., a Florida corporation, which as the surviving corporation, changed its name to Planet Entertainment. In July 1996, the Company acquired from Messrs. Arnone, Giakas and Venneri, the three original controlling shareholders, directors and officers of the Company, for shares of Common Stock in the Company, all of the issued and outstanding common stock of Maestro Holding Corporation (Maestro). Maestro owned exclusive rights to approximately 5,000 master recordings. Maestro was sold in February 2000 to Mr. Venneri, one of the original controlling shareholders and a former director and officer of the Company (see Note 4). However, the Company still retains all rights to exploit the 5,000 masters in all formats and territories. The Company subsequently acquired exclusive and non-exclusive rights to an additional 10,000 master records. Effective as of September 1, 1998, the Company acquired Northeast One Stop, Inc. ("NEOS").

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

         During the period ended February 29, 2000, the Company sold a copy of a portion of it's non-exclusive master recording catalog. All copies of master recordings are sold without third party rights. In such sales, the Company received restricted shares of common stock from the purchasers.

RESULTS OF OPERATIONS FOR THE COMPANY'S SIX MONTH PERIOD ENDED FEBRUARY 28, 2001 AS COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 29, 2000

         NET REVENUES. For the six months ended February 28, 2001 net revenues were approximately $18,881,000 as compared to approximately $18,071,000 for the six month period ended February 29, 2000 , which represented an increase in net revenues of $810,000 or 4.5%. Net revenues from the One Stop Business for the six months ended February 28, 2001 versus the comparable period in the prior year, respectively, were approximately $18,878,000 as compared to approximately $15,416,000, an increase of 22.5%. This increase was primarily due to new customers. There was no revenue from the Rack Business for the six months ended February 28, 2001 as compared to approximately $ 501,000 in the prior year. This decrease was due to the elimination of the Rack operation. Net revenues from Planet operations for the six months ended February 28, 2001 versus the comparable period in the prior year were approximately $ 3,000 as compared to approximately $2,153,000, respectively, a decrease of 99%. This decrease was primarily due to a $2,124,000 sale of limited rights to certain masters. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4) for the six months ended February 28, 2000 were insignificant.

         COST OF SALES. For the six months ended February 28, 2001, cost of sales was approximately $16,489,000 or 87.3% of net revenues as compared to the six months ended February 29, 2000 cost of sales of approximately $13,660,000 or 75.6% of net revenues. This increase as a percentage of revenues is primarily due to the prior year inclusion of minimal cost of goods related to the sale of masters discussed above as well as competitive pressures on margins.

         OPERATING EXPENSES. For the six months ended February 28, 2001, selling, general and administrative expenses ("SG&A") were approximately $2,474,000 or 13.1% of net revenues versus SG&A for the comparable period in the prior year of approximately $2,410,000 or 13.3% of net revenues. This increase in SG&A resulted primarily from costs necessary to support the increase in revenue.

         INTEREST EXPENSE. For the six months ended February 28, 2001, interest expense was approximately $525,000 or 2.8% of net revenues versus the comparable period in the prior year of approximately $349,000 or 1.9% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME (LOSS). For the six months ended February 28, 2001, the net loss was approximately $ (1,191,000) or (6.3%) of net revenues, as compared to net income of approximately $1,069,000 or 5.9% of net revenues for the six months ended February 29, 2000. Loss from operations for NEOS for the six months ended February 28, 2001 was approximately ($443,000) as compared to loss from operations of approximately ($ 91,000) for the comparable period in the prior year. This earnings decrease was primarily due to higher occupancy costs ($199,000) resulting from the relocation as well as increased interest costs ($149,000). The loss from operations for Planet other than NEOS for the six months ended February 28, 2001 was approximately ($503,000) as compared to an income from operations of approximately $1,319,000 in the comparable period in the prior year. This decrease is primarily due to the prior year revenue from the sale of masters discussed above. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4 of the Notes to the Consolidated Financial Statements) for the six months ended February 29, 2000 was insignificant (approximately $21,000). However, the one-time after-tax net gain from the sale of these subsidiaries for the six months ended February 29, 2000 was approximately $36,000.

RESULTS OF OPERATIONS FOR THE COMPANY'S THREE MONTH PERIOD ENDED FEBRUARY 28, 2001 AS COMPARED TO THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2000

         NET REVENUES. For the three months ended February 28, 2001 net revenues were approximately $10,169,000 as compared to approximately $7,741,000 for the three month period ended February 29, 2000 , which represented an increase in net revenues of $2,428,000 or 31.4%. Net revenues from the One Stop Business for the three months ended February 28, 2001 versus the comparable period in the prior year, respectively, were approximately $10,174,000 as compared to approximately $7,502,000, an increase of 35.6%. This increase was primarily due to new customers. There was no revenue from the Rack Business for the three months ended February 28, 2001 as compared to approximately $ 211,000 in the prior year. This decrease was due to the elimination of the Rack operation. There were no revenues from Planet operations for the three months ended February 28, 2001. For the comparable period in the prior year, net revenue was approximately $ 28,000. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note
4) for the three months ended February 29, 2000 were insignificant.

         COST OF SALES. For the three months ended February 28, 2001, cost of sales was approximately $8,991,000 or 88.4% of net revenues as compared to the three months ended February 29, 2000 cost of sales of approximately $6,688,000 or 86.4% of net revenues. This increase as a percentage of revenues is primarily due to the prior year inclusion of minimal cost of goods related to the sale of masters discussed above as well as competitive pressures on margins.

         OPERATING EXPENSES. For the three months ended February 28, 2001, selling, general and administrative expenses ("SG&A") were approximately $1,251,000 or 12.3% of net revenues versus SG&A for the comparable period in the prior year of approximately $1,185,000 or 15.3% of net revenues. This increase in SG&A resulted primarily from costs necessary to support the increase in revenue.

         INTEREST EXPENSE. For the three months ended February 28, 2001, interest expense was approximately $276,000 or 2.7% of net revenues versus the comparable period in the prior year of approximately $187,000 or 2.4% of net revenues. This increase was primarily caused by a higher average line-of-credit balance than the prior year.

         NET INCOME (LOSS). For the three months ended February 28, 2001, the net loss was approximately $ (760,000) or (7.5%) of net revenues, as compared to a net loss of approximately $ (386,000) or (5.0%) of net revenues for the three months ended February 29, 2000. Loss from operations for NEOS for the three months ended February 28, 2001 was approximately ($253,000) as compared to a loss from operations of approximately $ (149,000) for the comparable period in the prior year. This decrease was primarily due to increased occupancy costs in the amount of $90,000 resulting from the relocation as well as increased interest costs totaling $83,000. The loss from operations for Planet other than NEOS for the three months ended February 28, 2001 was approximately ($261,000) as compared to a loss from operations of approximately ($340,000) in the comparable period in the prior year. This improvement is primarily due to reductions in salaries and professional fees discussed earlier. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4 of the Notes to the Consolidated Financial Statements) for the three months ended February 29, 2000 was insignificant (approximately $9,000). However, the one-time after-tax net gain from the sale of these subsidiaries for the three months ended February 29, 2000 was approximately $36,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of February 28, 2001 were $531,632 as compared to the August 31, 2000 cash balance of $64,901, or an increase of $466,731. This was primarily the result of an increase in accounts payable, payments received on notes and a net drawdown on our line-of-credit. These increases were partially offset by purchases of fixed assets as well as increases in inventory and accounts receivable balances.

         Net cash flow used by operating activities for the six month period ended February 28, 2001 was $320,642. The primary uses of cash were the increases in inventory ($2,262,592) and accounts receivable ($2,093,172) as well as the net loss ($1,191,451). These uses of cash were partially offset by the increase in accounts payable ($4,496,056) as well as other non-cash items (i.e. depreciation, accrued interest, deferred revenue, accrued salaries, etc).

         As of February 28, 2001, outstanding accounts receivable totaled $5,544,885. This amount is net of an allowance for bad debts of $374,660. By comparison, the consolidated accounts receivable balance as of August 31, 2000 was $3,471,713, net of an allowance of $354,660. The increase in accounts receivable is due to the increase in volume.

         At February 28, 2001, inventory was $7,992,779 versus a balance as of August 31, 2000 of $5,730,187. NEOS accounts for its inventory on a first-in-first-out basis. This is a normal increase to support the higher volume level.

         At February 28, 2001, the Company's accounts payable and accrued expense balance was $11,450,146 versus the balance as of August 31, 2000 of $6,954,090, primarily due to the seasonal increase in purchases.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. NEOS was in technical default of the adjusted net worth covenant at both February 28, 2001 and August 31, 2000 under the existing agreement. CFC agreed to waive the August violation and reset the covenant levels in an amendment dated December 14, 2000. Under the proposed amendment, the Company would no longer be in violation of any covenant. However, the Company has decided to seek a new lender. A potential new lender is progressing with a due diligence audit of NEOS that should be completed by May 2001. Specifically, the working capital and adjusted net worth computations for NEOS as of February 28, 2001 were $3,970,113 and ($ 824,880), respectively. As of February 28, 2001,
NEOS had an aggregate of $6,295,164 outstanding under the CFC Credit Agreement. NEOS is currently paying interest to CFC at the rate of prime plus 2.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow used by investing activities for the six month period ended February 28, 2001 was $82,398. Cash outflows for fixed asset purchases ($258,168) were partially offset by inflows from notes receivable ($151,251) and a reduction in deposits on leased equipment ($24,519).

         Net cash flow from financing activities for the six month period ended February 28, 2001 was $869,771. The primary source of cash was the CFC line of credit ($997,176). This inflow was partially offset by payments on lease and note obligations ($133,405).

         As of February 28, 2001, the Company had outstanding an aggregate of $3,433,011 in notes (including accrued interest of $425,137), and accrued salaries. Such amounts consist of:

         (a) $500,000 on the Gulf Coast Music, LLC (Gulf Coast) Note. The Company is delinquent on a $250,000 principal payment plus interest due in February 2001,
         (b) $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition,
         (c) $230,884 principal amount 9% demand note due to a privately held corporation owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company,
         (d) $10,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
         (e) $ 5,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,
         (f)      $ 6,000 principal amount 10% demand note due to Mr. Arnone,
         (g) Two notes due to a private lender - the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000,
         (h) $15,000 principal amount 9% demand note to Whelan, Inc., a privately held corporation owned by Messrs. Arnone and Giakas,
         (i)      Accrued officers' salaries of $846,446,
         (j) $500,544 principal amount 9.5% leasehold improvement note due to the landlord of the new Menands location.

         NEOS has several capital leases in the aggregate amount of $586,221 that are secured by the related equipment and fixtures.

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

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.      Computation of Earnings (Loss) Per Share

(b)      Reports on Form 8-K

         During the six month period ended February 28, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PLANET ENTERTAINMENT CORPORATION
                                      (Registrant)


                                      By /s/ JOHN ARNONE
                                         ---------------------------------------
                                         John Arnone
                                         President and Chief Executive Officer


                                      By /s/ SCOTT STEWART
                                         ---------------------------------------
                                         Scott Stewart
                                         Chief Financial Officer

Date: As of April 23, 2001