Form 10QSB
period 2001-05-31
PLANET ENTERTAINMENT CORP
filed 2001-07-23
CIK 1038284

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                        ---------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2001

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


                    7 Simmons Lane, Menands, New York, 12204
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (518) 432-5560
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2001: 12,434,495

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                        PLANET ENTERTAINMENT CORPORATION
                        --------------------------------

                                      INDEX

                                                                            Page
                                                                            ----

Part I -  Financial Information

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets at May 31, 2001
                   (Unaudited) and August 31, 2001..........................  1

              Consolidated Statements of Operations
                   for the Three and Nine Months Ended
                   May 31, 2001 and May 31, 2000 (Unaudited)................  3

              Consolidated Statements of Cash Flows
                   for the Nine Months Ended
                   May 31, 2001 and May 31, 2000 (Unaudited)................  4

              Notes to Consolidated Financial Statements (Unaudited)........  6


Item 2.       Management's Discussion and Analysis or Plan
                   of Operation.............................................  9


Part II - Other Information

Item 6        Exhibits and Reports on Form 8-K.............................. 15


Signatures    .............................................................. 16

Exhibit  11   Earnings per Share............................................ 17

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES              Page 1 of 2
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    May 31,     August 31,
                                                                     2001          2000
                                                                 -----------   -----------
                                                                 (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                     $     5,682   $    64,901
   Accounts receivable, net of allowance for doubtful accounts of $374,660 and $354,660 at May 31, 2001
      and August 31, 2000, respectively                            5,056,864     3,471,713
   Inventories                                                     6,067,944     5,730,187
   Marketable securities - available for sale                        159,127       609,224
   Prepaid expenses and other current assets                         139,030       157,633
   Note receivable - legal settlement                                 25,470       250,000
   Note receivable - related party                                    67,500        70,000
   Deferred income taxes                                             265,000     1,050,000
                                                                 -----------   -----------
TOTAL CURRENT ASSETS                                              11,786,617    11,403,658
                                                                 -----------   -----------


PROPERTY AND EQUIPMENT - Net                                       2,303,385     2,372,148
                                                                 -----------   -----------

OTHER ASSETS:
   Record masters - net                                            6,440,957     6,440,957
   Goodwill - net                                                  4,278,544     4,364,692
   Investment in joint ventures                                        9,000         9,000
   Security deposits and other assets                                112,845       145,291
                                                                 -----------   -----------

TOTAL OTHER ASSETS                                                10,841,346    10,959,940
                                                                 -----------   -----------

                                                                 $24,931,348   $24,735,746
                                                                 ===========   ===========


          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES                             Page 2 of 2
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                May 31,       August 31,
                                                                                 2001            2000
                                                                             ------------    ------------
                                                                             (Unaudited)

CURRENT LIABILITIES:
   Bank overdraft                                                            $    644,007    $         --
   Accounts payable                                                            11,603,935       6,830,529
   Accrued expenses and other current liabilities                                  93,385         123,561
   Accrued interest expense - related parties                                     456,510         362,291
   Deferred revenue                                                                64,600          57,207
   Due to stockholders                                                            261,884         245,884
   Note payable - related party                                                 1,394,000       1,144,000
   Accrued officers' salaries & interest                                          903,523         738,564
   Current portion of capital lease obligations                                   348,219         292,735
   Current portion of notes payable                                                36,056          33,586
                                                                             ------------    ------------

TOTAL CURRENT LIABILITIES                                                      15,806,119       9,828,357
                                                                             ------------    ------------

LONG-TERM LIABILITIES:
   Note payable - line of credit                                                3,553,492       5,297,988
   Note payable - related party - net of current portion                               --         250,000
   Note payable - net of current portion                                          458,759         486,119
   Capital lease obligations - net of current portion                             225,944         407,730
   Deferred income taxes                                                          304,000         304,000
                                                                             ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                     4,542,195       6,745,837
                                                                             ------------    ------------

TOTAL LIABILITIES                                                              20,348,314      16,574,194
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, stated value $10,000 per share; 10,000,000 shares authorized; 455 shares issued and outstanding at
     both May 31, 2001 and August 31, 2000                                      4,550,000       4,550,000
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 12,434,495 shares issued and outstanding at
     both May 31, 2001 and August 31, 2000                                         12,435          12,435
   Additional paid-in capital                                                  11,690,656      11,690,656
   Accumulated deficit                                                         (8,329,184)     (5,200,763)
   Other comprehensive income (loss)                                           (3,340,873)     (2,890,776)
                                                                             ------------    ------------

                                                                                4,583,034       8,161,552
                                                                             ------------    ------------

                                                                             $ 24,931,348    $ 24,735,746
                                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months Ended      For the Nine Months Ended
                                                            May 31,         May 31,         May 31,         May 31,
                                                             2001            2000            2001            2000
                                                         ------------    ------------    ------------    ------------

REVENUES:
   Net Sales                                             $  8,804,434    $  6,856,914    $ 27,685,874    $ 24,926,268
   Royalties                                                       --              --              --           1,240
                                                         ------------    ------------    ------------    ------------

         Total Revenues                                     8,804,434       6,856,914      27,685,874      24,927,508
                                                         ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                                            8,528,925       6,106,537      25,018,317      19,766,468
   Selling, general and administrative                      1,275,819       1,225,771       3,749,568       3,636,136
   Depreciation and amortization                              157,955         114,683         478,090         499,293
   Interest expense                                           207,332         149,169         669,101         436,499
   Interest expense, related party                             31,373          30,849          94,219          92,130
   Bad debt expense                                                --          30,412          20,000          69,967
                                                         ------------    ------------    ------------    ------------

         Total Costs and Expenses                          10,201,404       7,657,421      30,029,295      24,500,493
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              (1,396,970)       (800,507)     (2,343,421)        427,015

OTHER INCOME:
   Interest and dividend income                                    --               3              --             358
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION
   (BENEFIT) FOR INCOME TAXES                              (1,396,970)       (800,504)     (2,343,421)        427,373

PROVISION (BENEFIT) FOR INCOME TAXES                          540,000        (106,273)        785,000          68,100
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                 (1,936,970)       (694,231)     (3,128,421)        359,273
                                                         ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
   (Loss) from Discontinued Operations (net of tax
      benefit of $3,400)                                           --              --              --         (20,526)
   Gain on Disposal of Discontinued Operations (net of
      income taxes of $5,800)                                      --              --              --          35,777
                                                         ------------    ------------    ------------    ------------

INCOME FROM DISCONTINUED OPERATIONS                                --              --              --          15,251
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $ (1,936,970)   $   (694,231)   $ (3,128,421)   $    374,524
                                                         ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   BASIC
      Income (Loss) from Continuing Operations           $       (.16)   $       (.06)   $       (.27)   $        .01
      Income (Loss) from Discontinued Operations                   --              --              --               *
      Gain on Disposal of Discontinued Operations                  --              --              --               *
                                                         ------------    ------------    ------------    ------------

                                                         $       (.16)   $       (.06)   $       (.27)   $        .01
                                                         ============    ============    ============    ============

   DILUTED
      Income (Loss) from Continuing Operations           $       (.16)   $       (.06)   $       (.27)   $        .01
      Income (Loss) from Discontinued Operations                   --              --              --               +
      Gain on Disposal of Discontinued Operations                  --              --              --               +
                                                         ------------    ------------    ------------    ------------

                                                         $       (.16)   $       (.06)   $       (.27)   $        .01
                                                         ============    ============    ============    ============
+ Anti-dilutive
* Less then $(.01) per share


          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS                             (Page 1 of 2)
                                   (UNAUDITED)

                                                                          For The Nine   For The Nine
                                                                          Months Ended   Months Ended
                                                                             May 31,        May 31,
                                                                              2001           2000
                                                                          -----------    -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss) income                                                      $(3,128,421)   $   374,524
   Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
     Bad debt expense                                                          20,000         69,967
     Depreciation and amortization                                            478,090        514,563
     Marketable securities received for sale of non-exclusive rights to
       masters                                                                     --     (2,124,000)
     Gain on disposal of discontinued operations, plus cash included in
       sale                                                                        --        (42,754)
     Deferred taxes                                                           785,000       (172,000)
     Common stock issued to employees                                              --         59,000
       Changes in:
       Accounts receivable                                                 (1,605,151)       190,195
       Prepaid expenses and other current assets                               13,603         17,948
       Inventory                                                             (337,757)       167,159
       Bank overdraft                                                         644,007
       Accounts payable and accrued expenses                                4,743,230        (84,940)
       Income tax payable                                                          --        101,728
       Accrued interest expense, related party                                 94,219         92,130
       Deferred revenue                                                         7,393        (12,602)
       Accrued officers' salaries                                             164,959        345,577
                                                                          -----------    -----------

       Cash Flows Provided By (Used In) Operating Activities                1,879,172       (503,505)
                                                                          -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of fixed assets                                                (318,179)      (816,561)
     Refund of prior period fixed asset purchase                                   --        685,000
     Repayments on note receivable                                            227,030         25,000
     Deposit on leased equipment                                               32,446        (56,348)
                                                                          -----------    -----------

       Cash Flows (Used In) Investing Activities                              (58,703)      (162,909)
                                                                          -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Advances (repayments) from (to) stockholders                              16,000         15,000
     (Repayments) proceeds of note payable                                    (24,890)       455,843
     Repayment of long term debt, related party                                    --       (375,000)
     (Repayment) proceeds from note payable - line of credit               (1,744,496)       206,867
     Repayment of capitalized lease obligations                              (126,302)       (78,884)
                                                                          -----------    -----------

       Cash Flows (Used In) Provided By Financing Activities               (1,879,688)       223,826
                                                                          -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (59,219)      (442,588)

CASH AND CASH EQUIVALENTS, beginning of year/period                            64,901        620,975
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of year/period                             $     5,682    $   178,387
                                                                          ===========    ===========

               Cash paid for interest expense                             $   669,101    $   436,499
                                                                          ===========    ===========

               Cash paid for income taxes                                 $     1,330    $    40,492
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

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS        (Page 2 of 2)
                                   (UNAUDITED)


Supplemental Information on Non-Cash Investing and Financing Activities:

     Capitalized lease obligations totaling $108,729 and $685,000 were incurred during the nine month periods ending May 31, 2001 and 2000, respectively when the Company entered into various leases, primarily for warehousing equipment. The equipment for 2000 had previously been purchased for cash.



          See accompanying notes to consolidated financial statements.

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Periods Ended May 31, 2001 and May 31, 2000
                                   (UNAUDITED)


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

The results for the three and nine months ended May 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

                                       Net         Operating       Depreciation       Total        Capital
                                     Revenues    Earnings(Loss)   & Amortization      Assets     Expenditures
                                   -----------   --------------   --------------   -----------   ------------
Three months ended May 31, 2001;
Rack distribution sales            $        --    $        --      $        --     $        --   $        --
One-Stop distribution sales          8,804,434     (1,103,660)         157,955      18,005,273        60,011
Music record master production              --       (293,310)              --       6,926,075            --
                                   -----------    -----------      -----------     -----------   -----------

                                   $ 8,804,434    $(1,396,970)     $   157,955     $24,931,348   $    60,011
                                   ===========    ===========      ===========     ===========   ===========
Three months ended May 31, 2000;
Rack distribution sales            $   107,713    $   (97,150)     $     4,040     $   554,658   $        --
One-Stop distribution sales          6,749,201       (321,151)         110,643      17,933,911       681,655
Music record master production              --       (382,206)              --       8,511,044            --
                                   -----------    -----------      -----------     -----------   -----------

                                   $ 6,856,914    $  (800,507)     $   114,683     $26,999,613   $   681,655
                                   ===========    ===========      ===========     ===========   ===========

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Periods Ended May 31, 2001 and May 31, 2000
                                   (UNAUDITED)

NOTE 2 - SEGMENT INFORMATION (continued)

                                      Net          Operating        Depreciation       Total         Capital
                                    Revenues     Earnings (Loss)   & Amortization      Assets      Expenditures
                                  ------------   ---------------   --------------   ------------   ------------

Nine months ended May 31, 2001;
Rack distribution sales           $         --    $         --      $         --    $         --   $         --
One-Stop distribution sales         27,682,874      (1,612,117)          478,090      18,005,273        318,179
Music record master production           3,000        (731,304)               --       6,926,075             --
                                  ------------    ------------      ------------    ------------   ------------

                                  $ 27,685,874    $ (2,343,421)     $    478,090    $ 24,931,348   $    318,179
                                  ============    ============      ============    ============   ============

Nine months ended May 31, 2000;
Rack distribution sales           $    608,978    $   (248,973)     $     11,226    $    554,658   $         --
One-Stop distribution sales         22,165,344        (333,994)          362,987      17,933,911        816,561
Music record master production       2,153,186       1,009,982           125,080       8,511,044             --
                                  ------------    ------------      ------------    ------------   ------------

                                  $ 24,927,508    $    427,015      $    499,293    $ 26,999,613   $    816,561
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

                PLANET ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Periods Ended May 31, 2001 and May 31, 2000
                                   (UNAUDITED)

NOTE 5 - LINE OF CREDIT (continued)

CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. NEOS was in technical default of the adjusted net worth covenant at both May 31, 2001 and August 31, 2000 and the working capital covenant at May 31, 2001 under the existing agreement. CFC agreed to waive the August violation and reset the covenant levels in an amendment dated December 14, 2000. However, the Company has decided to seek a new lender and a potential new lender is currently progressing with a due diligence audit of NEOS. Specifically, the working capital (deficit) and adjusted net worth computations for NEOS as of May 31, 2001 were ($452,107) and ($2,428,175), respectively. As of May 31, 2001, NEOS had an aggregate of $3,553,492 outstanding under the CFC Credit Agreement. NEOS currently pays interest to CFC at the rate of prime plus 2.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

NOTE 6 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses, has used substantial amounts of working capital in its operations and is in technical default of certain financial covenants contained in its agreement with its bank (see Note 5). Further, at May 31, 2001 current liabilities exceed current assets by $4,019,502.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis and the success of its future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company is attempting to obtain additional financing, management believes that if it is unable to obtain additional financing within the next sixty days, it will be unable to sustain its current operations. No assurances can be given that the Company will be able to obtain additional financing.

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

         The Company has four offices. During the third quarter, Planet relocated its corporate headquarters from Red Bank, New Jersey to Menands, New York. NEOS relocated its administrative headquarters and warehouse to Menands, New York in June 2000 and has three sales offices located in Philadelphia, Pennsylvania, Danbury, Connecticut and Baltimore, Maryland. NEOS's primary business is selling pre-recorded music, videos and accessories to retailers throughout the United States. NEOS acquires most of its products from the major music labels and the balance from small private labels.

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

         During the period ended May 31, 2000, the Company sold a copy of a portion of its non-exclusive master recording catalog. All copies of master recordings are sold without third party rights. In such sales, the Company received restricted shares of common stock from the purchasers.

Results Of Operations For The Company's Nine Month Period Ended May 31, 2001 As Compared To The Nine Month Period Ended May 31, 2000

         NET REVENUES. For the nine months ended May 31, 2001 net revenues were approximately $27,686,000 as compared to approximately $24,928,000 for the nine month period ended May 31, 2000, which represented an increase in net revenues of $2,758,000 or 11.1%. Net revenues from the One Stop Business for the nine months ended May 31, 2001 versus the comparable period in the prior year, respectively, were approximately $27,683,000 as compared to approximately $22,166,000, an increase of $5,517,000. This increase was primarily due to new customers. There was no revenue from the Rack Business for the nine months ended May 31, 2001 as compared to approximately $609,000 in the prior year. This decrease was due to the elimination of the Rack operation. Net revenues from Planet operations for the nine months ended May 31, 2001 versus the comparable period in the prior year were approximately $ 3,000 as compared to approximately $2,153,000, respectively, a decrease of 99%. This decrease was primarily due to a $2,124,000 sale of limited rights to certain masters. The net revenues from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4) for the nine months ended May 31, 2000 were insignificant.

         COST OF SALES. For the nine months ended May 31, 2001, cost of sales was approximately $25,018,000 or 90.3% of net revenues as compared to the nine months ended May 31, 2000 cost of sales of approximately $19,766,000 or 79.3% of net revenues. This increase as a percentage of revenues is primarily due to the prior year inclusion of minimal cost of goods related to the sale of masters discussed above as well as competitive pressures on margins.

         OPERATING EXPENSES. For the nine months ended May 31, 2001, selling, general and administrative expenses ("SG&A") were approximately $3,750,000 or 13.5% of net revenues versus SG&A for the comparable period in the prior year of approximately $3,636,000 or 14.6% of net revenues. This increase in SG&A resulted primarily from costs necessary to support the increase in revenue.

         INTEREST EXPENSE. For the nine months ended May 31, 2001, interest expense was approximately $763,000 or 2.8% of net revenues versus the comparable period in the prior year of approximately $529,000 or 2.1% of net revenues. This increase was primarily caused by a higher average line-of-credit balance and increase in interest rates than the prior year.

         NET INCOME (LOSS). For the nine months ended May 31, 2001, the net loss was approximately ($3,128,000) or (11.3%) of net revenues, as compared to net income of approximately $375,000 or 1.5% of net revenues for the nine months ended May 31, 2000. Loss from operations for NEOS for the nine months ended May 31, 2001 was approximately ($1,612,000) as compared to loss from operations of approximately ($583,000) for the comparable period in the prior year. This earnings decrease was primarily due to lower margins from sales. The loss from operations for Planet other than NEOS for the nine months ended May 31, 2001 was approximately ($731,000) as compared to an income from operations of approximately $1,010,000 in the comparable period in the prior year. This decrease is primarily due to the prior year revenue from the sale of masters discussed above. The after-tax net loss from the three subsidiaries that were sold to a former director and officer of the Company in February 2000 (see Note 4 of the Notes to the Consolidated Financial Statements) for the nine months ended May 31, 2000 was insignificant (approximately $21,000). However, the one-time after-tax net gain from the sale of these subsidiaries for the nine months ended May 31, 2000 was approximately $36,000.

Results Of Operations For The Company's Three Month Period Ended May 31, 2001 As Compared To The Three Month Period Ended May 31, 2000


         NET REVENUES. For the three months ended May 31, 2001 net revenues were approximately $8,804,000 as compared to approximately $6,857,000 for the three month period ended May 31, 2000, which represented an increase in net revenues of $1,947,000 or 28.4%. Net revenues from the One Stop Business for the three months ended May 31, 2001 versus the comparable period in the prior year, respectively, were approximately $8,804,000 as compared to approximately $6,749,000, an increase of $2,055,000. This increase was primarily due to new customers. There was no revenue from the Rack Business for the three months ended May 31, 2001 as compared to approximately $108,000 in the prior year. This decrease was due to the elimination of the Rack operation. There were no revenues from Planet operations for the three months ended May 31, 2001 and 2000.

         COST OF SALES. For the three months ended May 31, 2001, cost of sales was approximately $8,529,000 or 96.9% of net revenues as compared to the three months ended May 31, 2000 cost of sales of approximately $6,107,000 or 89.1% of net revenues. This increase as a percentage of revenues is primarily due to the prior year inclusion of minimal cost of goods related to the sale of masters discussed above as well as competitive pressures on margins.

         OPERATING EXPENSES. For the three months ended May 31, 2001, selling, general and administrative expenses ("SG&A") were approximately $1,276,000 or 14.5% of net revenues versus SG&A for the comparable period in the prior year of approximately $1,226,000 or 17.9% of net revenues. This increase in SG&A resulted primarily from costs necessary to support the increase in revenue.

         INTEREST EXPENSE. For the three months ended May 31, 2001, interest expense was approximately $239,000 or 2.7% of net revenues versus the comparable period in the prior year of approximately $180,000 or 2.6% of net revenues. This increase was primarily caused by higher interest rates than the prior year.

         NET INCOME (LOSS). For the three months ended May 31, 2001, the net loss was approximately ($1,937,000) or (22%) of net revenues, as compared to a net loss of approximately ($694,000) or (10.1%) of net revenues for the three months ended May 31, 2000. Loss from operations for NEOS for the three months ended May 31, 2001 was approximately ($1,104,000) as compared to a loss from operations of approximately ($321,000) for the comparable period in the prior year. This increase was primarily due to lower margins from sales. The loss from operations for Planet other than NEOS for the three months ended May 31, 2001 was approximately ($293,000) as compared to a loss from operations of approximately ($382,000) in the comparable period in the prior year. This improvement is primarily due to reductions in salaries and professional fees discussed earlier.

Liquidity and Capital Resources

         The Company's primary cash requirements are for payments for NEOS's products and operating expenses, as well as various notes, including to related parties. NEOS's sources of cash include normal operations and its revolving credit line with Congress Financial Corporation ("CFC").

         Cash and cash equivalents as of May 31, 2001 were $5,682 as compared to the August 31, 2000 cash balance of $64,901, or a decrease of $59,219. This was primarily the result of an increase in accounts payable, payments received on notes and an increase in bank overdraft. These increases were partially offset by purchases of fixed assets as well as increases in inventory and accounts receivable balances and a net repayment on our line-of-credit.

         Net cash flow provided by operating activities for the nine month period ended May 31, 2001 was $1,879,172. The primary sources of cash were the increases in accounts payable and accrued expenses ($4,743,320) and accrued officers' salaries ($164,959). These sources of cash were partially offset by the increase in accounts receivable ($1,605,151), inventory ($337,757) and net loss ($3,128,421) as well as other non-cash items (i.e. depreciation, accrued interest, deferred revenue, accrued salaries, etc).

         As of May 31, 2001, outstanding accounts receivable totaled $5,056,864. This amount is net of an allowance for bad debts of $374,660. By comparison, the consolidated accounts receivable balance as of August 31, 2000 was $3,471,713, net of an allowance of $354,660. The increase in accounts receivable is due to the increase in volume.

         At May 31, 2001, inventory was $6,067,944 versus a balance as of August 31, 2000 of $5,730,187. NEOS accounts for its inventory on a first-in-first-out basis. This is a normal increase to support the higher volume level.

         At May 31, 2001, the Company's accounts payable and accrued expense balance was $11,697,320 versus the balance as of August 31, 2000 of $6,954,090, primarily due to the seasonal increase in purchases.

         NEOS has a revolving credit agreement (the "CFC Credit Agreement") with CFC. The maximum line of credit available under the CFC Credit Agreement is $8,500,000 with a separate $1,500,000 line for equipment purchases. Advances under the CFC Credit Agreement are made on the basis of eligible accounts receivable and inventory as defined in the agreement. CFC requires NEOS to maintain working capital of no less than $2,500,000 excluding its borrowings from CFC. In addition, NEOS must maintain an adjusted net worth of no less than $600,000. NEOS was in technical default of the adjusted net worth covenant at both May 31, 2001 and August 31, 2000 and the working capital covenant at May 31, 2001 under the existing agreement. CFC agreed to waive the August violation and reset the covenant levels in an amendment dated December 14, 2000. However, the Company has decided to seek a new lender and a potential new lender is currently progressing with a due diligence audit of NEOS. Specifically, the working capital (deficit) and adjusted net worth computations for NEOS as of May 31, 2001 were ($452,107) and ($2,428,175), respectively. As of May 31, 2001,
NEOS had an aggregate of $3,553,492 outstanding under the CFC Credit Agreement. NEOS is currently paying interest to CFC at the rate of prime plus 2.0% on all outstanding amounts under the CFC Credit Agreement. All obligations of NEOS under the CFC Credit Agreement are guaranteed by the Company.

         Net cash flow used by investing activities for the nine month period ended May 31, 2001 was $58,703. Cash outflows for fixed asset purchases ($318,179) were partially offset by inflows from notes receivable ($227,030) and a reduction in deposits on leased equipment ($32,446).

         Net cash flow provided by financing activities for the nine month period ended May 31, 2001 was ($1,879,688). The primary uses of cash were the CFC line of credit ($1,744,496) and repayment of capitalized lease obligations and note payable ($151,192).

         As of May 31, 2001, the Company had outstanding an aggregate of $3,510,732 in notes (including accrued interest of $456,510), and accrued salaries. Such amounts consist of:

         (a) $500,000 on the Gulf Coast Music, LLC (Gulf Coast) Note. The Company is delinquent on a $250,000 principal payment plus interest due in February 2001,

         (b) $344,000 principal amount 9% demand note to the former owner of NEOS issued prior to the NEOS Acquisition,

         (c) $230,884 principal amount 9% demand note due to a privately held corporation owned by Messrs. Giakas and Arnone representing working capital advances made by such entities to the Company,

         (d) $20,000 principal amount 10% demand note also due to Mr. Arnone,

         (e) $ 5,000 principal amount 10% demand note also due to Messrs. Giakas and Arnone,

         (f) $ 6,000 principal amount 10% demand note due to Mr. Arnone,

         (g) Two notes due to a private lender - the first a $150,000 principal amount 10% demand note and the second a $400,000 principal amount 9% note due September 1, 2000,

         (h) $15,000 principal amount 9% demand note to Whelan, Inc., a privately held corporation owned by Mr. Arnone,

         (i) Accrued officers' salaries of $903,523,

         (j) $494,815 principal amount 9.5% leasehold improvement note due to the landlord of the new Menands location.

         NEOS has several capital leases in the aggregate amount of $574,163 that are secured by the related equipment and fixtures.

In February 2000, the Company sold all of its interests in three subsidiaries (Maestro, Studio, and Higher Ground) to a former officer and director. In exchange, the buyer agreed to give up any and all claims to existing accrued salaries (approximately $193,000 at February 29, 2000) and his employment agreement as well as warrants to purchase 1,000,000 shares of the Company's common stock at $2.00/share. These three subsidiaries were either inactive or not profitable at the time of the sale and had minimal assets. Therefore, the effect on cash is insignificant.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses, has used substantial amounts of working capital in its operations and is in technical default of certain financial covenants contained in its agreement with its bank (see Note 5). Further, at May 31, 2001 current liabilities exceed current assets by $4,019,502.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis and the success of its future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company is attempting to obtain additional financing, management believes that if it is unable to obtain substantial additional financing within the next sixty days, it will be unable to sustain its current operations. No assurances can be given that the Company will be able to obtain additional financing.

                                     PART II

                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.  Computation of Earnings (Loss) Per Share

(b)      Reports on Form 8-K

         During the nine month period ended May 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PLANET ENTERTAINMENT CORPORATION
                                       (Registrant)


                                       by /s/ JOHN ARNONE
                                       -----------------------------------------
                                       John Arnone
                                       President and Chief Executive Officer


                                       /s/ JANE NIECKARZ
                                       -----------------------------------------
                                       Jane Nieckarz
                                       Acting Chief Financial Officer



Date: As of July 23, 2001